Form 10-Q
period 2023-03-31
Cohen & Steers Income Opportunities REIT, Inc.
filed 2023-05-10
CIK 1939433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023 OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________
Commission File No. 333-269416

Cohen & Steers Income Opportunities REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	88-3609651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
280 Park Avenue
New York, NY 10017
(Address of Principal Executive Offices, including zip code)
(212) 832-3232
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of the Registrant’s outstanding shares of common stock, par value $0.01 per share, as of May 9, 2023 was 40,310, all of which were Class I shares.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Balance Sheets

	(Unaudited)
	March 31, 2023	December 31, 2022
ASSETS
Cash	$200,000	$200,000
Due from affiliates	85,313	—
Total assets	$285,313	$200,000
LIABILITIES & EQUITY
Accounts payable & accrued expenses	$85,313	$—
Total liabilities	$85,313	$—
Commitments and Contingencies (see Note 6)
Equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; and none issued and outstanding as of March 31, 2023 and December 31, 2022	$—	$—
Common Stock- Class P shares, $0.01 par value per share, 800,000,000 shares authorized; and none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common Stock- Class T shares, $0.01 par value per share, 80,000,000 shares authorized; and none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common Stock- Class S shares, $0.01 par value per share, 800,000,000 shares authorized; and none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common Stock- Class D shares, $0.01 par value per share, 160,000,000 shares authorized; and none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common Stock- Class I shares, $0.01 par value per share, 600,000,000 shares authorized; and 20,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	200	200
Common Stock- Class F-T shares, $0.01 par value per share, 20,000,000 shares authorized; and none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common Stock- Class F-S shares, $0.01 par value per share, 200,000,000 shares authorized; and none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common Stock- Class F-D shares, $0.01 par value per share, 40,000,000 shares authorized; and none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common Stock- Class F-I shares, $0.01 par value per share, 100,000,000 shares authorized; and none issued and outstanding as of March 31, 2023 and December 31, 2022, respectively,	—	—
Additional paid-in capital	216,725	199,800
Accumulated deficit	(16,925)
Total equity	200,000	200,000
Total liabilities and equity	$285,313	$200,000
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statement of Operations (unaudited)

Three Months Ended March 31, 2023
Revenues
Total revenues	$—
Expenses
General and administrative expenses	16,925
Total expenses	16,925
Net loss	$(16,925)
Net loss per share of common stock, basic and diluted	$(0.85)
Weighted-average shares of Class I common stock outstanding, basic and diluted	20,000

The Company was formed on July 18, 2022, and therefore had no activity during the first quarter of 2022.

The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statement of Changes in Equity (Unaudited)

	Common Stock Class I
	Shares	Amount	Additional Pain-In Capital	Accumulated deficit	Total Equity
Balance at January 1, 2023	20,000	$200	$199,800	$—	$200,000
Amortization of restricted stock grants	—	—	16,925	—	16,925
Net loss	—	—	—	(16,925)	(16,925)
Balance at March 31, 2023	20,000	$200	$216,725	$(16,925)	$200,000

The Company was formed on July 18, 2022, and therefore had no activity during the first quarter of 2022.

The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statement of Cash Flows (Unaudited)

Three Months Ended March 31, 2023
Cash flows from operating activities
Net loss	$(16,925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of restricted stock grants	16,925
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	85,313
Increase in due from affiliates	(85,313)
Net cash provided by operating activities	—
Cash flows from investing activities:
Net cash used in investing activities	—
Cash flows from financing activities:
Net cash provided by financing activities	—
Net change in cash and cash equivalents	—
Cash, beginning of period	200,000
Cash, end of period	$200,000

The Company was formed on July 18, 2022, and therefore had no activity during the first quarter of 2022.
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Organization
Cohen & Steers Income Opportunities REIT, Inc. (the “Company”) was formed on July 18, 2022, as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to invest primarily in high-quality, income-focused, stabilized commercial real estate assets primarily within the United States, and to a lesser extent, in real estate equity (including listed REITs), preferred equity and debt investments. The Company is the sole general partner of Cohen & Steers Income Opportunities REIT Operating Partnership, L.P., a Delaware limited partnership (“CNSREIT OP” or the “Operating Partnership”), which was formed on July 22, 2022. Cohen & Steers Income Opportunities REIT Special Limited Partner, LLC, an affiliate of Cohen & Steers, Inc., was formed on July 22, 2022, as a Delaware limited liability company (the “Special Limited Partner”), and owns a special limited partner interest in CNSREIT OP. Substantially all of the Company’s business will be conducted through CNSREIT OP, which, as of March 31, 2023, had not commenced its principal operations. The Company and CNSREIT OP are externally managed by Cohen & Steers Capital Management, Inc., a New York corporation (the “Advisor”). The Advisor is a subsidiary of Cohen & Steers, Inc. (together with its subsidiaries, “Cohen & Steers”).
As of March 31, 2023, the Company had neither purchased nor contracted to purchase any investments. The Advisor has not identified any real estate or real estate related investments in which it is probable that the Company will invest.
Note 2: Capitalization
As of March 31, 2023, the Company was authorized to issue up to 2,900,000,000 shares, consisting of the following

Classification	Number of Shares	Par Value ($)
Preferred Stock	100,000,000	0.01
Class P Shares	800,000,000	0.01
Class T Shares	80,000,000	0.01
Class S Shares	800,000,000	0.01
Class D Shares	160,000,000	0.01
Class I Shares	600,000,000	0.01
Class F-T Shares	20,000,000	0.01
Class F-S Shares	200,000,000	0.01
Class F-D Shares	40,000,000	0.01
Class F-I Shares	100,000,000	0.01
Total	2,900,000,000
The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $3,000,000,000 in shares of common stock, consisting of up to $2,400,000,000 in shares in its primary offering and up to $600,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to publicly sell any combination of eight classes of shares of its common stock – Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares, and Class F-I shares, with a dollar value up to the maximum offering amount. During the 24-month period beginning on the date of the commencement of the offering (the “Initial Founder Shares Offering Period”), the Class F-T shares, Class F-S shares, Class F-D shares, and Class F-I shares (collectively, the “founder shares”) will be offered to all investors in this offering, subject to the minimum investment requirement for each founder shares class. Following the Initial Founder Shares Offering Period, the founder shares will be offered only to investors that held, or clients of a financial intermediary that in the aggregate held, at least $150 million in founder shares as of the end of Initial Founder Shares Offering Period, unless such minimum founder shares holding requirement is waived by the Dealer Manager.
The share classes have different upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees. The initial per share purchase price for shares of our common stock sold in the Offering will be equal to the most recently determined transaction price for the Class I shares (which is deemed to be $10.00 until the last calendar day of the month during which we make our first investment), plus applicable selling commissions and for Class T and Class F-T shares only, applicable dealer manager fees. Thereafter, the purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share for such class, plus any applicable upfront selling commissions and dealer manager fees. The Registration Statement on Form S-11 related to the Offering was declared effective by the SEC on February 21, 2023.
The Company is conducting a private offering of its Class P shares to Cohen & Steers and its affiliates and certain persons that are accredited investors, as that term is defined under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Class P shares are not subject to upfront selling commissions, dealer manager fees, stockholder servicing fees or performance participation. Requests for repurchase of Class P shares may only be made following two years from March 1, 2023, the date of the initial third party Class P commitment. Class P shares sold in the Company’s private offering are not being offered to the public.
Cohen & Steers has committed to invest an aggregate of $125 million through the Advisor in Class P shares and Class I shares. As of March 31, 2023, Cohen & Steers has not funded any portion of this commitment, other than the capitalization described below. Cohen & Steers has agreed to hold all of the Class P shares it owns as part of its seed investment for two years from the date of the initial third party commitment in Class P shares, after which any repurchase requests would be subject to the share repurchase plan outlined below. As of March 31, 2023, the Company has received approximately $178.4 million in commitments to purchase Class P shares, including $124.8 million from the Advisor. The Company has not called any capital pursuant to these commitments, and there are no Class P shares issued and outstanding. In April 2023, the Company received an additional $17.1 million in commitments to purchase Class P shares, bringing the total commitments to purchase Class P shares to $195.5 million.
On October 3, 2022, the Company was capitalized with a $200,000 investment by the Advisor in exchange for 20,000 shares of the Company’s Class I common stock. The Advisor has agreed not to sell, transfer, or dispose of the shares to any party other than an affiliate for so long as the Advisor or its affiliate performs an advisory function for the Company.
Note 3: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing its consolidated financial statements are reasonable and prudent. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2022 included in the Company’s prospectus filed with the SEC on February 28, 2023.
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements. Actual results could differ from those estimates.
Cash
Cash represents cash held in banks, and cash on hand. The Company did not hold cash equivalents as of March 31, 2023 or December 31, 2022.
Income Taxes
The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31 of the year in which the first investment is completed. If the Company qualifies for taxation as a REIT, the Company will generally not be subject to federal income taxes on income and gains distributed to the stockholders as long as the Company satisfies certain requirements, principally relating to the nature of the Company’s income and the level of the Company’s distributions. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Organization and Offering Expenses
The Advisor has agreed to advance certain organization and offering expenses on behalf of the Company through the earlier of (i) December 31, 2025, or (ii) the month that the Company’s aggregate NAV is at least $1.0 billion. The Company will reimburse the Advisor for all such advanced expenses ratably over a 60-month period following such date.
As of March 31, 2023 and December 31, 2022, the Advisor and its affiliates had incurred organization and offering expenses of approximately $5.7 million and $3.5 million on the Company’s behalf. These organization and offering expenses are not recorded in the accompanying consolidated financial statements because such costs are not the Company’s liability until the commencement of principal operations. When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be charged to stockholders’ equity, as such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Offering.
Earnings per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. The Company does not have any dilutive securities outstanding that would cause basic earnings per share and diluted earnings per share to differ.

Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders (other than Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont, or Washington investors) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont, and Washington investors will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares, Class D shares, Class F-T shares, Class F-S shares, and Class F-D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.
Share Repurchases
The Company has adopted a share repurchase plan whereby, on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class P, Class T, Class S, Class D, Class I, Class F-T, Class F-S, Class F-D and Class F-I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. The Company will only repurchase Class P shares, or other shares, held by Cohen & Steers after all other stockholder repurchase requests have been processed (except with respect to repurchases of shares of common stock that the Advisor has received in lieu of a management fee). Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price (subject to certain exceptions). Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the Company’s board of directors may modify, or suspend the share repurchase plan.
Note 4: Related Party Transactions
The Company and CNSREIT OP have entered into an advisory agreement with the Advisor pursuant to which the Advisor will be responsible for sourcing, evaluating, and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing, and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.
Certain affiliates of the Company, including the Advisor, will receive fees and compensation in connection with the ongoing management of the assets of the Company. The Advisor will be paid a management fee equal to 1.25% of NAV per annum, payable monthly on Class T shares, Class S shares, Class D shares, and Class I shares, 1.00% of NAV per annum, payable monthly on Class F-T shares, Class F-S shares, Class F-D shares and Class F-I shares, and 0.90% of NAV per annum, payable monthly, on Class P shares (lower management fees will apply if amounts invested in Class P shares exceed certain thresholds, calculated excluding the amounts invested by Cohen & Steers). The Advisor has agreed to waive its management fee on Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares, and Class F-I shares for the first 12 months following the date on which the registration statement is declared effective by the SEC and each applicable state securities regulator. The Advisor has agreed to waive its management fee on Class P shares for the first 12 months following March 1, 2023, the date of the initial Class P share commitment. The management fee will be paid, at the Advisor’s election, in cash, Class P shares or Class I shares or Class P units or Class I units of CNSREIT OP.
Pursuant to an Expense Limitation and Reimbursement Agreement, through December 31, 2025, the Advisor has contractually agreed to waive its fees and/or reimburse expenses on our behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that the Company will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to December 31, 2025 without the consent of our board of directors, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to the Company’s operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes, and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor). We incurred general and administrative expenses of approximately $93,000 from February 21, 2023 (date our Offering was declared effective by the SEC) through March 31, 2023. Pursuant to the Expense Limitation and Reimbursement Agreement, these expenses are reimbursable by the Advisor since they were considered Specified Expenses that exceeded 0.50% of net assets (annualized) and are thus not recognized on our Consolidated Statement of Operations. Reimbursable amounts that have yet to be paid by the Advisor as of March 31, 2023 are recognized as Due from Affiliates (with a corresponding payable). In addition, the Advisor has permanently waived all Specified Expenses up to 0.50% of net assets (annualized) until the date of our first capital call pursuant to the Class P commitments.
The Special Limited Partner holds a performance participation interest in CNSREIT OP that entitles it to receive an allocation from CNSREIT OP equal to 10% of the annual Total Return, subject to a 6% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as will be defined in the CNSREIT OP limited partnership agreement). Such allocation will be measured on a calendar year basis, accrued monthly and paid annually. The performance participation interest will not be paid on the Class P units in the CNSREIT OP. The performance participation interest will be paid, at the Special Limited Partner’s election, in cash or Class I units or any other units of CNSREIT OP.
Cohen & Steers Securities, LLC, a Delaware limited liability company (the “Dealer Manager”), serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company has entered into an agreement (the “Dealer Manager Agreement”) with the Dealer Manager in connection with the Offering. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S, Class D, Class F-T, Class F-S, and Class F-D shares distributed in the Offering shall survive until such shares are no longer outstanding (including in the event such shares are converted into Class I and Class F-I shares).
The Dealer Manager will be entitled to receive upfront selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each Class T share and Class F-T share sold in the primary Offering, however, such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager will be entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share and Class F-S share sold in the primary Offering. The Dealer Manager will be entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share and Class F-D share sold in the primary Offering. No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class P Shares, Class I Share or Class F-I share or shares of any class sold pursuant to the Company’s distribution reinvestment plan.
 The Company will also pay selling commissions over time as stockholder servicing fees to the Dealer Manager as follows: (a) for Class T and Class F-T shares only, an investment professional stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T and Class F-T shares, (b) for Class S and Class F-S shares only, a stockholder servicing fee equal to 0.85% per annum of the aggregate NAV for the Class S and Class F-S shares and (c) for Class D and Class F-D shares only, a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D and Class F-D shares, in each case, payable monthly in arrears. No stockholder servicing fees will be paid with respect to the Class P, Class I and Class F-I shares. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class F-S share, Class T share, Class F-T share, Class D share or Class F-D share sold in the primary Offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% of the gross proceeds from the sale of such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class T, Class F-T, Class S, Class F-S, Class D and Class F-D share is sold during the primary Offering. There will not be a stockholder servicing fee with respect to Class P, Class I or Class F-I shares.
On February 27, 2023, the Company granted 6,770 shares of restricted Class I shares to each of its three independent directors in accordance with its independent director compensation policy. The shares shall vest and become non-forfeitable on the one-year anniversary of the grant date. Given the restriction, the shares are not considered issued and outstanding as of March 31, 2023.
Note 5: Economic Dependency
The Company is dependent on the Advisor and its affiliates for certain services that are essential to it, including the sale of the Company’s shares of common stock, acquisition and disposition decisions, and certain other responsibilities. In the event that the Advisor and/or its affiliates are unable or unwilling to provide such services, the Company would be required to find alternative service providers.
Note 6: Commitments and Contingencies
The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated results of operations, cash flows or balance sheets.
Note 7: Subsequent Events
The Company evaluated subsequent events through the issuance date of the financial statements, and determined that there were no material subsequent events requiring disclosure other than the additional Class P commitments disclosed in Note 2.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “Company,” “we,” “us,”or “our”refer to Cohen & Steers Income Opportunities REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.
Forward-Looking Statements
This Form 10-Q contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements due to a number of different factors. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our prospectus, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Form 10-Q. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.
Available Information
Stockholders may obtain copies of our filings with the SEC free of charge from the SEC’s website maintained at www.sec.gov. We expect we will also use our website as a channel of distribution of Company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, when available, in addition to following our press releases and SEC filings. The information we will include on our website is not a part of, nor is it incorporated by reference into, this report.
Overview
We are a Maryland corporation formed on July 18, 2022. We were formed to invest primarily in high-quality, income-focused stabilized commercial real estate assets primarily within the United States. We also expect to invest, to a lesser extent, in real estate equity (including listed REITs), preferred equity and debt instruments. We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:
•provide attractive current income in the form of regular, stable cash distributions;
•preserve and protect invested capital;
•realize appreciation in NAV from proactive investment management and asset management; and
•provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial and other types of real estate with historically lower volatility than publicly traded real estate companies.
We cannot assure you that we will achieve our investment objectives. In particular, we note that the NAV of non-traded REITs may be subject to volatility related to the values of their underlying assets.

We intend to qualify as a REIT for federal income tax purposes beginning with our taxable year ending December 31 of the year in which our first investment is completed. We plan to own all or substantially all of our assets through the Operating Partnership, of which we are the sole general partner.
Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the advisory agreement, however, we have delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.
As of March 31, 2023, we have not engaged in principal operations nor generated any revenues. Our entire activity since inception to March 31, 2023 was our initial capitalization and preparation for our proposed fundraising through our initial public offering of our common stock. We have registered with the SEC an offering of up to $3,000,000,000 in shares of common stock, consisting of up to $2,400,000,000 in shares in our primary offering and up to $600,000,000 in shares pursuant to the distribution reinvestment plan.
We intend to contribute the net proceeds from the Offering and our private offering to the Operating Partnership in respect of a corresponding number of Class T, Class S, Class D, Class I, Class F-T, Class F-S, Class F-D, Class F-I and Class P units. The Operating Partnership will use the net proceeds received from us to make investments and pay fees and expenses attributable to our operations in accordance with our investment strategy and policies.
As of March 31, 2023, we had neither acquired nor entered into any arrangements to acquire any properties or real estate-related securities with the net proceeds from the Offering. The number and type of properties or real estate-related securities that we acquire will depend upon real estate market conditions, the amount of proceeds we raise in the Offering and our private offering and other circumstances existing at the time we are acquiring such assets.
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in our prospectus.
Results of Operations
As of March 31, 2023, we were in our organizational period and have not commenced principal operations or generated any revenues. Principal operations will commence when we issue shares in our private offering.
We incurred general and administrative expenses of approximately $93,000 from February 21, 2023 (date our Offering was declared effective by the SEC) through March 31, 2023. Pursuant to the Expense Limitation and Reimbursement Agreement, these expenses are reimbursable by the Advisor since they were considered Specified Expenses that exceeded 0.50% of net assets (annualized) and are thus not recognized on our Consolidated Statement of Operations. In addition, the Advisor has permanently waived all Specified Expenses up to 0.50% of net assets (annualized) until the date of our first capital call pursuant to the Class P commitments.

Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to the Advisor, the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner, distribution fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We will reimburse the Advisor for certain out-of-pocket expenses in connection with our operations. The Advisor has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the earlier of (1) December 31, 2025 or (2) the month that our aggregate NAV is at least $1.0 billion. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months following such date. After the earlier of (1) December 31, 2025 or (2) the month that our aggregate NAV is at least $1.0 billion, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. As of March 31, 2023 and December 31, 2022, the Advisor had incurred approximately $5.7 million and $3.5 million of organization and offering expenses on our behalf.
Pursuant to an Expense Limitation and Reimbursement Agreement, the Advisor has contractually agreed to waive its fees and/or reimburse expenses on our behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that the Company will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to December 31, 2025, without the consent of our board of directors, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to the Company’s operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes, and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor). This agreement in intended to limit our Specified Expenses through December 31, 2025, providing us with additional cash resources that can otherwise be used for other activities.
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ending December 31 of the year in which our first investment is completed. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.
Over time, we generally intend to fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt.
If we are unable to raise substantial funds we will make fewer investments resulting in less diversification in terms of the type, number, geography and size of investments we make and the value of an investment in us will fluctuate significantly with the performance of the specific assets we acquire. Further, we have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Although we have not received any commitments from lenders to fund a line of credit to date, we may decide to obtain a line of credit to fund acquisitions, to repurchase shares pursuant to our share repurchase plan and for any other corporate purpose. If we decide to obtain a line of credit, we would expect that it would afford us borrowing availability to fund repurchases. As our assets increase, however, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund share repurchases. Moreover, actual availability may be reduced at any given time if we use borrowings under the line of credit to fund share repurchases or for other corporate purposes.
Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.
Cohen & Steers has committed to invest an aggregate of $125 million through the Advisor in Class P shares and Class I shares. As of March 31, 2023, Cohen & Steers has not funded any portion of this commitment, other than the capitalization described directly below. As of March 31, 2023, the Company has received approximately $178.4 million in commitments to purchase Class P shares, including $124.8 million from the Advisor. The Company has not called any capital pursuant to these commitments, and there are no Class P shares issued and outstanding. The Company is not required to call all of the capital commitments made by investors prior to their expiration (two years from the initial third party commitment).

Cash Flows

On October 3, 2022, we were capitalized with a $200,000 investment by the Advisor in exchange for 20,000 of the Company’s Class I shares. The Advisor has agreed not to sell, transfer, or dispose of the shares to any party other than an affiliate for so long as the Advisor or its affiliate performs an advisory function for the Company. There have been no other cash flows from inception through March 31, 2023. As of March 31, 2023, we have not declared or paid any distributions.
Critical Accounting Estimates
Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with Generally Accepted Accounting Principles (“GAAP”). The preparation of the consolidated financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.
Principles of Consolidation and Variable Interest Entities
We will consolidate all entities that we control through either majority ownership or voting rights. In addition, we will consolidate all variable interest entities (“VIEs”) of which we are considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.
Real Estate Joint Ventures and Partnerships
To determine the method of accounting for partially owned real estate joint ventures and partnerships, management evaluates the characteristics of associated entities and determines whether an entity is a VIE and, if so, determines which party is the primary beneficiary by analyzing whether we have both the power to direct the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the design of the entity structure, the nature of the entity’s operations, future cash flow projections, the entity’s financing and capital structure, and contractual relationships and terms. We consolidate a VIE when we have determined that we are the primary beneficiary.
Primary risks associated with our VIEs include the potential funding of the entities’ debt obligations or making additional contributions to fund the entities’ operations, and the obligation to absorb potentially significant losses.
Partially owned, non-variable interest real estate joint ventures and partnerships over which we have a controlling financial interest are consolidated. In determining if we have a controlling financial interest, we consider factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights. Partially owned real estate joint ventures and partnerships where we do not have a controlling financial interest, but have the ability to exercise significant influence, are accounted for using the equity method.
Management will analyze and assess reconsideration events, including changes in the factors mentioned above, to determine if consolidation remains appropriate at each reporting period. Decisions regarding consolidation of partially owned entities frequently require significant judgment by our management. Errors in the assessment of consolidation could result in material changes to our consolidated financial statements.
Investment Property and Lease Intangibles
The results of operations of acquired properties will be included in our results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques will be used to record the purchase of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations and mortgage notes payable. Values of buildings and improvements will be determined on an as-if-vacant basis.
The estimated fair value of acquired in-place leases will be the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we will evaluate the time period over which such occupancy levels would be achieved. Such evaluation will include an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition will be amortized over the remaining lease terms.
Acquired above- and below-market lease values will be recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values will be amortized as adjustments to rental revenue over the remaining terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value will be charged to amortization expense and the unamortized portion of out-of-market lease value will be charged to rental revenue.
Value of Real Estate Portfolio
We will review our real estate portfolio to ascertain if there are any indicators of impairment in the value of any of our real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, we will examine the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the assets’ carrying amount, an impairment loss will be recorded to the extent that the estimated fair value is lower than the asset’s carrying amount. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows with subjective assumption such as future occupancy, rental rates, capital requirements, capitalization rates and discount rates. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. Any impairment charge taken with respect to any part of our real estate portfolio will reduce our earnings and assets to the extent of the amount of any impairment charge, but it will not affect our cash flow or our distributions until such time as we dispose of the property.
Fair Value Measurements
Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). We use a hierarchical framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment, and the state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Investments measured and reported at fair value are classified and disclosed in one of the following levels within the fair value hierarchy:
Level 1 — quoted prices are available in active markets for identical investments as of the measurement date. We do not adjust the quoted price for these investments.
Level 2 — quoted prices are available in markets that are not active or model inputs are based on inputs that are either directly or indirectly observable as of the measurement date.
Level 3 — pricing inputs are unobservable and include instances where there is minimal, if any, market activity for the investment. These inputs require significant judgment or estimation by management or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.
Revenue Recognition
Our revenues, which we expect will be substantially derived from rental income, will include rental income that our tenants pay in accordance with the terms of their respective leases reported on a straight line basis over the initial lease term of each lease. Since we expect many of our leases will provide for rental increases at specified intervals, straight line basis accounting requires us to record as an asset and include in revenues unbilled rent receivables, which we will receive only if the tenant makes all rent payments required through expiration of the initial term of the lease. Accordingly, management must determine, in its judgment, whether the unbilled rent receivable applicable to each specific tenant is collectible. We will review unbilled rent receivables and take into consideration the tenant’s payment history and the financial condition of the tenant. In the event that the collectability of an unbilled rent receivable is in doubt, we will be required to take a reserve against the receivable or a direct write-off of the receivable, which will have an adverse effect on earnings for the year in which the reserve or direct write-off is taken. Rental revenue will also include amortization of above- and below-market leases.
Income Taxes
As a REIT, we will not be subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. We intend to operate in a manner that allows us to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which qualification was lost unless we were entitled to relief under specific statutory provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had no significant operations as of March 31, 2023. When we commence operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk, market risk with respect to our use of derivative financial instruments and market risk (which would be magnified with the utilization of leverage) with respect to investments of up to 20% of our asset portfolio in real estate-related securities, the value of which may change rapidly or unpredictably. As of March 31, 2023, we had no real estate-related securities, indebtedness or derivative financial instruments.

We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Also, we will be exposed to both credit risk and market risk.
Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments primarily by entering into transactions with high-quality counterparties.
Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
We have disclosed under the heading “Risk Factors” in our prospectus, filed with the SEC, risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the prospectus and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds
On February 21, 2023, our Registration Statement on Form S-11 (File No. 333-269416) with respect to the Offering was declared effective under the Securities Act. As of March 31, 2023, we have not sold any shares of our common stock in the Offering, and therefore, we had not received any proceeds from the Offering.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Cohen & Steers Income Opportunities REIT, Inc. (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 filed on January 25, 2023 and incorporated by reference herein)

3.2
Amended and Restated Bylaws of Cohen & Steers Income Opportunities REIT, Inc. (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 filed on January 25, 2023 and incorporated by reference herein)

4.1	Share Repurchase Plan (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11 filed on January 25, 2023 and incorporated by reference herein)
4.2	Distribution Reinvestment Plan (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-11 filed on January 25, 2023 and incorporated by reference herein)
10.1
Advisory Agreement, dated as of January 24, 2023, by and between Cohen & Steers Income Opportunities REIT, Inc., Cohen & Steers Income Opportunities REIT Operating Partnership, L.P., and Cohen & Steers Capital Management, Inc. (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11 filed on January 25, 2023 and incorporated by reference herein)

10.2
Cohen  & Steers Income Opportunities REIT Operating Partnership, L.P. Partnership Agreement, dated as of January 24, 2023, by and between Cohen & Steers Income Opportunities REIT, Inc., Cohen & Steers Income Opportunities REIT Special Limited Partner, LLC, and the limited partners party thereto from time to time (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-11 filed on January 25, 2023 and incorporated by reference herein)

10.3	Form of Indemnification Agreement (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 filed on January 25, 2023 and incorporated by reference herein)
10.4
Independent Director Compensation Policy (filed as Exhibit 10.4 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-11 filed on February 13, 2023 and incorporated by reference herein)

10.5	Form of Restricted Share Award Agreement (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 filed on January 25, 2023 and incorporated by reference herein)
10.6
Trademark License Agreement, effective as of January 24, 2023, by and between Cohen & Steers Income Opportunities REIT, Inc., Cohen & Steers Income Opportunities REIT Operating Partnership, L.P., and Cohen & Steers Capital Management, Inc. (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11 filed on January 25, 2023 and incorporated by reference herein)

10.7
Expense Limitation Agreement, dated January 24, 2023, by and between Cohen & Steers Income Opportunities REIT, Inc. and Cohen & Steers Capital Management, Inc. (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 filed on January 25, 2023 and incorporated by reference herein)

10.8
Subscription Letter, dated January 24, 2023, by and between Cohen & Steers Income Opportunities REIT, Inc. and Cohen & Steers Capital Management, Inc. (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11 filed on January 25, 2023 and incorporated by reference herein)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cohen & Steers Income Opportunities REIT, Inc.

May 10, 2023	By:	/s/ James S. Corl
Date		James S. Corl
Chief Executive Officer & Chief Investment Officer (Principal Executive Officer)

May 10, 2023	By:	/s/ Arjun Mahalingam
Date		Arjun Mahalingam
Chief Financial Officer & Treasurer (Principal Financial Officer and Principal Accounting Officer)