Form 10-Q
period 2023-06-30
Cohen & Steers Income Opportunities REIT, Inc.
filed 2023-08-10
CIK 1939433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023 OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of the Registrant’s outstanding shares of common stock, par value $0.01 per share, as of August 9, 2023 was 40,310, all of which were Class I shares.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Balance Sheets

	(Unaudited)
	June 30, 2023	December 31, 2022
ASSETS
Cash	$200,000	$200,000
Due from affiliates	406,961	—
Total assets	$606,961	$200,000
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$406,961	$—
Total liabilities	$406,961	$—
Commitments and Contingencies (see Note 6)
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; and none issued and outstanding as of June 30, 2023 and December 31, 2022	$—	$—
Common Stock- Class P shares, $0.01 par value per share, 800,000,000 shares authorized; and none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common Stock- Class T shares, $0.01 par value per share, 80,000,000 shares authorized; and none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common Stock- Class S shares, $0.01 par value per share, 800,000,000 shares authorized; and none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common Stock- Class D shares, $0.01 par value per share, 160,000,000 shares authorized; and none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common Stock- Class I shares, $0.01 par value per share, 600,000,000 shares authorized; and 20,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	200	200
Common Stock- Class F-T shares, $0.01 par value per share, 20,000,000 shares authorized; and none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common Stock- Class F-S shares, $0.01 par value per share, 200,000,000 shares authorized; and none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common Stock- Class F-D shares, $0.01 par value per share, 40,000,000 shares authorized; and none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common Stock- Class F-I shares, $0.01 par value per share, 100,000,000 shares authorized; and none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	267,500	199,800
Accumulated deficit	(67,700)	—
Total equity	200,000	200,000
Total liabilities and equity	$606,961	$200,000
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Revenues
Total revenues	$—	$—
Expenses
General and administrative expenses	50,775	67,700
Total expenses	50,775	67,700
Net loss	$(50,775)	$(67,700)
Net loss per share of common stock, basic and diluted	$(2.54)	$(3.39)
Weighted-average shares of Class I common stock outstanding, basic and diluted	20,000	20,000

The Company was formed on July 18, 2022, and had no operations during the first six months of 2022.

The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)

	Common Stock Class I
	Shares	Amount	Additional Paid-In Capital	Accumulated deficit	Total Equity
Balance at March 31, 2023	20,000	$200	$216,725	$(16,925)	$200,000
Amortization of restricted stock grants	—	—	50,775	—	50,775
Net loss	—	—	—	(50,775)	(50,775)
Balance at June 30, 2023	20,000	$200	$267,500	$(67,700)	$200,000

	Common Stock Class I
	Shares	Amount	Additional Paid-In Capital	Accumulated deficit	Total Equity
Balance at December 31, 2022	20,000	$200	$199,800	$—	$200,000
Amortization of restricted stock grants	—	—	67,700	—	67,700
Net loss	—	—	—	(67,700)	(67,700)
Balance at June 30, 2023	20,000	$200	$267,500	$(67,700)	$200,000

The Company was formed on July 18, 2022, and had no operations during the first six months of 2022.

The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statement of Cash Flows (Unaudited)

Six Months Ended June 30, 2023
Cash flows from operating activities
Net loss	$(67,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of restricted stock grants	67,700
Changes in assets and liabilities:
Increase in due from affiliates	(406,961)
Increase in accounts payable and accrued expenses	406,961
Net cash provided by operating activities	—
Cash flows from investing activities:
Net cash used in investing activities	—
Cash flows from financing activities:
Net cash provided by financing activities	—
Net change in cash and cash equivalents	—
Cash, beginning of period	200,000
Cash, end of period	$200,000

The Company was formed on July 18, 2022, and had no operations during the first six months of 2022.
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Organization
Cohen & Steers Income Opportunities REIT, Inc. (the “Company”) was formed on July 18, 2022, as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to invest primarily in high-quality, income-focused, stabilized commercial real estate assets within the United States, and to a lesser extent, in real estate equity (including listed REITs), preferred equity and debt investments. The Company is the sole general partner of Cohen & Steers Income Opportunities REIT Operating Partnership, L.P., a Delaware limited partnership (“CNSREIT OP” or the “Operating Partnership”), which was formed on July 22, 2022. Cohen & Steers Income Opportunities REIT Special Limited Partner, LLC, an affiliate of Cohen & Steers, Inc., was formed on July 22, 2022, as a Delaware limited liability company (the “Special Limited Partner”), and owns a special limited partner interest in CNSREIT OP. Substantially all of the Company’s business will be conducted through CNSREIT OP, which, as of June 30, 2023, had not commenced its principal operations. The Company and CNSREIT OP are externally managed by Cohen & Steers Capital Management, Inc., a New York corporation (the “Advisor”). The Advisor is a subsidiary of Cohen & Steers, Inc. (together with its subsidiaries, “Cohen & Steers”).
As of June 30, 2023, the Company had neither purchased nor contracted to purchase any investments. The Advisor has not identified any real estate or real estate related investments in which it is probable that the Company will invest.
Note 2: Equity
Authorized Capital
As of June 30, 2023, the Company was authorized to issue up to 2,900,000,000 shares, consisting of the following

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
Private Placement
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
Cohen & Steers has committed to invest an aggregate of $125 million through the Advisor in Class P shares and Class I shares. As of June 30, 2023, Cohen & Steers has not funded any portion of this commitment, other than the capitalization described below. Cohen & Steers has agreed to hold all of the Class P shares it owns as part of its seed investment for two years from the date of the initial third party commitment in Class P shares, after which any repurchase requests would be subject to our share repurchase plan. As of June 30, 2023, the Company has received approximately $208.1 million in commitments to purchase Class P shares, including $124.8 million from the Advisor. The Company has not called any capital pursuant to these commitments, and there are no Class P shares issued and outstanding. In July 2023, the Company received an additional $1.0 million in commitments to purchase Class P shares, bringing the total commitments to purchase Class P shares to $209.1 million.
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
The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements. Actual results could differ from those estimates.
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
Organization and Offering Expenses
The Advisor has agreed to advance all organization and offering expenses (including legal, accounting, and other expenses attributable to the Company's organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through the earlier of (i) December 31, 2025, or (ii) the month that the Company’s aggregate NAV is at least $1.0 billion. The Company will reimburse the Advisor for all such advanced expenses ratably over a 60-month period following such date.
As of June 30, 2023 and December 31, 2022, the Advisor and its affiliates had incurred organization and offering expenses of approximately $6.4 million and $3.5 million, respectively, on the Company’s behalf. These organization and offering expenses are not recorded in the accompanying consolidated financial statements because such costs are not the Company’s liability until the commencement of principal operations. When recorded by the Company, organizational expenses will be expensed as incurred and offering expenses will be charged to stockholders’ equity, as such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Offering.
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
Certain affiliates of the Company, including the Advisor, will receive fees and compensation in connection with the ongoing management of the assets of the Company. The Advisor will be paid a management fee equal to 1.25% of NAV per annum, payable monthly on Class T shares, Class S shares, Class D shares, and Class I shares, 1.00% of NAV per annum, payable monthly on Class F-T shares, Class F-S shares, Class F-D shares and Class F-I shares, and 0.90% of NAV per annum, payable monthly, on Class P shares (lower management fees will apply if amounts invested in Class P shares exceed certain thresholds, calculated excluding the amounts invested by Cohen & Steers). The Advisor has agreed to waive its management fee on Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares, and Class F-I shares for the first 12 months following the date on which the registration statement for the Offering is declared effective by the SEC and each applicable state securities regulator. The Advisor has agreed to waive its management fee on Class P shares for the first 12 months following March 1, 2023, the date of the initial Class P share commitment. The management fee will be paid, at the Advisor’s election, in cash, Class P shares or Class I shares or Class P units or Class I units of CNSREIT OP.
Pursuant to an Expense Limitation and Reimbursement Agreement, through December 31, 2025, the Advisor has contractually agreed to waive its fees and/or reimburse expenses on our behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that the Company will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to December 31, 2025 without the consent of our board of directors, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to the Company’s operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes, and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor). We incurred general and administrative expenses (other than stock compensation expense) of approximately $506,000 from February 21, 2023 (date our registration statement for the Offering was declared effective by the SEC) through June 30, 2023. Pursuant to the Expense Limitation and Reimbursement Agreement, these expenses are reimbursable by the Advisor since they were considered Specified Expenses that exceeded 0.50% of net assets (annualized) and are thus not recognized on our Consolidated Statements of Operations. Reimbursable amounts that have yet to be paid by the Advisor as of June 30, 2023 are recognized as Due from Affiliates (with a corresponding payable). In addition, the Advisor has contractually agreed to permanently waive all Specified Expenses up to 0.50% of net assets (annualized) until the date of our first capital call pursuant to the Class P commitments.
The Special Limited Partner holds a performance participation interest in CNSREIT OP that entitles it to receive an allocation from CNSREIT OP equal to 10% of the annual Total Return, subject to a 6% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as will be defined in the CNSREIT OP limited partnership agreement). Such allocation will be measured on a calendar year basis, accrued monthly and paid annually. The performance participation interest will not be paid on the Class P units in the CNSREIT OP. The performance participation interest will be paid, at the Special Limited Partner’s election, in cash or Class I units or any other units of CNSREIT OP. No performance participation interest has been earned for the periods presented.
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
On February 27, 2023, the Company granted 6,770 shares of restricted Class I shares to each of its three independent directors in accordance with its independent director compensation policy. The shares shall vest and become non-forfeitable on the one-year anniversary of the grant date. Given the restriction, the shares are not considered issued and outstanding for the purposes of the Company’s financial statements as of June 30, 2023. For the three and six months ended June 30, 2023, the shares are excluded from the calculation of diluted EPS as their effect is antidilutive.
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
Note 6: Commitments and Contingencies
The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it. There are currently no such matters pending that the Company believes could have a material impact on its consolidated results of operations, cash flows or balance sheets.
Note 7: Subsequent Events
The Company evaluated subsequent events through the issuance date of the consolidated financial statements and determined that there were no material subsequent events requiring disclosure, other than the additional Class P commitments disclosed in Note 2.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “Company,” “we,” "us," or "our" refer to Cohen & Steers Income Opportunities REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.
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
Overview
We are a Maryland corporation formed on July 18, 2022. We were formed to invest primarily in high-quality, income-focused stabilized commercial real estate assets within the United States. We also expect to invest, to a lesser extent, in real estate equity (including listed REITs), preferred equity and debt instruments. We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:
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
As of June 30, 2023, we have not commenced our principal operations nor generated any revenues. We have registered with the SEC an offering of up to $3,000,000,000 in shares of common stock, consisting of up to $2,400,000,000 in shares in our primary offering and up to $600,000,000 in shares pursuant to the distribution reinvestment plan.
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
As of June 30, 2023, we had neither acquired nor entered into any arrangements to acquire any properties or real estate-related securities with the net proceeds from the Offering. The number and type of properties or real estate-related securities that we acquire will depend upon real estate market conditions, the amount of proceeds we raise in the Offering and our private offering and other circumstances existing at the time we are acquiring such assets.
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in our prospectus.
Results of Operations
As of June 30, 2023, we were in our organizational period and have not commenced principal operations or generated any revenues. Principal operations will commence when we issue shares in our private offering.
We incurred general and administrative expenses (other than stock compensation expense) of approximately $506,000 from February 21, 2023 (date our registration statement for the Offering was declared effective by the SEC) through June 30, 2023. Pursuant to the Expense Limitation and Reimbursement Agreement, these expenses are reimbursable by the Advisor since they were considered Specified Expenses that exceeded 0.50% of net assets (annualized) and are thus not recognized on our Consolidated Statements of Operations. In addition, the Advisor has contractually agreed to permanently waive all Specified Expenses up to 0.50% of net assets (annualized) until the date of our first capital call pursuant to the Class P commitments.

Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to the Advisor, the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner, distribution fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees. We will reimburse the Advisor for certain out-of-pocket expenses in connection with our operations. The Advisor has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting, and other expenses attributable to the Company's organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the earlier of (1) December 31, 2025 or (2) the month that our aggregate NAV is at least $1.0 billion. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months following such date. After the earlier of (1) December 31, 2025 or (2) the month that our aggregate NAV is at least $1.0 billion, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. As of June 30, 2023 and December 31, 2022, the Advisor had incurred approximately $6.4 million and $3.5 million of organization and offering expenses on our behalf.
Pursuant to an Expense Limitation and Reimbursement Agreement, the Advisor has contractually agreed to waive its fees and/or reimburse expenses on our behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that the Company will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to December 31, 2025, without the consent of our board of directors, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to the Company’s operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes, and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor). This agreement in intended to limit our Specified Expenses through December 31, 2025, providing us with additional cash resources that can otherwise be used for other activities. In addition, the Advisor has contractually agreed to permanently waive all Specified Expenses up to 0.50% of net assets (annualized) until the date of our first capital call pursuant to the Class P commitments.
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
Cohen & Steers has committed to invest an aggregate of $125 million through the Advisor in Class P shares and Class I shares. As of June 30, 2023, Cohen & Steers has not funded any portion of this commitment, other than the capitalization described directly below. As of June 30, 2023, the Company has received approximately $208.1 million in commitments to purchase Class P shares, including $124.8 million from the Advisor. The Company has not called any capital pursuant to these commitments, and there are no Class P shares issued and outstanding. The Company is not required to call all of the capital commitments made by investors prior to their expiration (two years from the initial third party commitment).

Cash Flows
On October 3, 2022, we were capitalized with a $200,000 investment by the Advisor in exchange for 20,000 of the Company’s Class I shares. The Advisor has agreed not to sell, transfer, or dispose of the shares to any party other than an affiliate for so long as the Advisor or its affiliate performs an advisory function for the Company. There have been no other cash flows from inception through June 30, 2023. As of June 30, 2023, we have not declared or paid any distributions.
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
Primary risks associated with any potential VIEs include the potential funding of the entities’ debt obligations or making additional contributions to fund the entities’ operations, and the obligation to absorb potentially significant losses.
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
Income Taxes
As a REIT, we will not be subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. We intend to operate in a manner that allows us to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which qualification was lost unless we were entitled to relief under specific statutory provisions.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had no significant operations as of June 30, 2023. When we commence operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk, market risk with respect to our use of derivative financial instruments and market risk (which would be magnified with the utilization of leverage) with respect to investments of up to 20% of our asset portfolio in real estate-related securities, the value of which may change rapidly or unpredictably. As of June 30, 2023, we had no real estate-related securities, indebtedness or derivative financial instruments.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, we were not involved in any material legal proceedings.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Use of Proceeds
On February 21, 2023, our Registration Statement on Form S-11 (File No. 333-269416) with respect to the Offering was declared effective under the Securities Act of 1933, as amended. As of June 30, 2023, we have not sold any shares of our common stock in the Offering, and therefore, we had not received any proceeds from the Offering.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(c) During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Changes in Equity (Unaudited), (v) the Consolidated Statement of Cash Flows (Unaudited), and (vi) the Notes to Consolidated Financial Statements (Unaudited)

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cohen & Steers Income Opportunities REIT, Inc.

August 10, 2023	By:	/s/ James S. Corl
Date		James S. Corl
Chief Executive Officer & Chief Investment Officer (Principal Executive Officer)

August 10, 2023	By:	/s/ Arjun Mahalingam
Date		Arjun Mahalingam
Chief Financial Officer & Treasurer (Principal Financial Officer and Principal Accounting Officer)