Form 10-K
period 2023-12-31
Cohen & Steers Income Opportunities REIT, Inc.
filed 2024-03-14
CIK 1939433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission file number 333-269416

Cohen & Steers Income Opportunities REIT, Inc.

(Exact name of registrant as specified in its charter)

Maryland	88-3609651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1166 Avenue of the Americas, New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 832-3232
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: There is currently no established public market for the Registrant’s shares of common stock.
As of March 7, 2024, the registrant had the following shares outstanding: 4,737,760 shares of Class P common stock and 40,310 shares of Class I common stock.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identify” or other similar words or the negatives thereof. These may include our financial estimates and their underlying assumptions, statements about plans, objectives, intentions and expectations with respect to future operations, repurchases, acquisitions and future performance. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings).
Forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. A summary of principal risk factors that make investing in shares of our common stock risky and might cause such actual outcomes or results to differ is set forth below. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth more fully in Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”
•We have a limited operating history, and there is no assurance that we will achieve our investment objectives.
•You will not have the opportunity to evaluate our future investments before we make them.
•There are limits on the ownership and transferability of our shares.
•There is no public trading market for shares of our common stock. Repurchase of shares by us will likely be the only way to dispose of your shares. If you do sell your shares to us, you may receive less than the price you paid.
•Our share repurchase plan will provide stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our sole discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors (our “Board”) may make exceptions to, modify or suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders, such as when repurchase requests would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of repurchasing our shares. Our Board cannot terminate our share repurchase plan absent a liquidity event that results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
•We are a perpetual-life real estate investment trust (“REIT”). While we may consider a liquidity event at any time in the future, we are not obligated by our charter or otherwise to effect a liquidity event at any time.
•We cannot guarantee that we will make distributions, and, if we do, we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of our assets, borrowings, return of capital or offering proceeds, and distributions may also be funded at least in part, indirectly, due to expenses paid on our behalf by Cohen & Steers Capital Management, Inc., a New York corporation (the “Advisor”), that may be subject to reimbursement to the Advisor, and other temporary waivers or expense reimbursements to the Advisor or its affiliates, that may be subject to reimbursement to the Advisor or its affiliates. We have no limits on the amounts we may pay from such sources.
•The purchase and repurchase price for shares of our common stock will generally be based on our prior month’s net asset value (“NAV”) and will not be based on any public trading market. The valuation of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.
•We have no employees and are dependent on the Advisor to conduct our operations. The Advisor will face conflicts of interest as a result of, among other things, the allocation and, in the case of listed securities, aggregation of investment opportunities among us and Other Cohen & Steers Accounts (as defined herein), the allocation of time of its investment professionals and the fees that we will pay to the Advisor.
•Principal and interest payments on any borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets.

•If we are not able to raise a substantial amount of capital, our ability to achieve our investment objectives could be adversely affected.
•If we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.
•While our investment strategy is to invest in high-quality, stabilized real estate assets with a focus on providing current income to investors, there is no guarantee that we will achieve this strategy and an investment in us is not an investment in a fixed income instrument.
•The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.
•Investing in commercial and other private real estate assets involves certain risks, including but not limited to: tenants’ inability to pay rent; increases in interest rates and lack of availability of financing; tenant turnover and vacancies; and changes in supply of or demand for similar properties in a given market.
•Substantial risks are involved in investing in real estate and real estate-related securities more generally. An unstable geopolitical climate could have a material adverse effect on general economic conditions, market conditions and liquidity. Additionally, a serious pandemic or natural disaster could severely disrupt global, national and/or regional economies. Epidemic outbreaks could result in health or other government authorities requiring the closure of offices or other businesses, including office buildings, retail stores and other commercial venues and could also result in a general economic decline.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We caution you not to place undue reliance on these forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Moreover, unless we are required by law to update these statements, we will not necessarily update or revise any forward-looking statements included or incorporated by reference in this Annual Report on Form 10-K after the date hereof, either to conform them to actual results or to changes in our expectations.

Part I
Item 1. Business
References herein to “Cohen & Steers Income Opportunities REIT, Inc.,” “Company,” “we,” “us,” or “our” refer to Cohen & Steers Income Opportunities REIT, Inc., a Maryland corporation, together with its consolidated subsidiaries, including Cohen & Steers Income Opportunities REIT Operating Partnership, L.P. (“CNSREIT OP” or the “Operating Partnership”), a Delaware limited partnership of which we are the general partner, unless the context requires otherwise.
General Description of Business and Operations
We are a Maryland corporation formed on July 18, 2022. We were formed primarily to acquire high-quality, stabilized real estate assets primarily within the United States (“U.S.”). We also expect to invest, to a lesser extent, in real estate equity (including listed REITs), preferred equity and debt instruments.
The Company is the sole general partner of the Operating Partnership. Cohen & Steers Income Opportunities REIT Special Limited Partner, LLC, an affiliate of Cohen & Steers, Inc., was formed on July 22, 2022, as a Delaware limited liability company (the “Special Limited Partner”), and owns a special limited partner interest in CNSREIT OP. Substantially all of the Company’s business will be conducted through CNSREIT OP. The Company and CNSREIT OP are externally managed by Cohen & Steers Capital Management, Inc., a New York corporation (the “Advisor”). The Advisor is a subsidiary of Cohen & Steers, Inc., a Delaware corporation (the “Sponsor” and, together with its subsidiaries, “Cohen & Steers”).
Our Board has at all times ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to an advisory agreement among the Advisor, the Operating Partnership and us (the “Advisory Agreement”), we have delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board.
We have registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $3,000,000,000 in shares of common stock, consisting of up to $2,400,000,000 in shares in our primary offering and up to $600,000,000 in shares pursuant to the distribution reinvestment plan (the “Offering”). We are selling any combination of eight classes of shares of our common stock: Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares, and Class F-I shares, with a dollar value up to the maximum offering amount. During the 24-month period beginning on the date of the commencement of the Offering (the “Initial Founder Shares Offering Period”), the Class F-T shares, Class F-S shares, Class F-D shares, and Class F-I shares (collectively, the “founder shares”) will be offered to all investors in the Offering, subject to the minimum investment requirement for each founder shares class. Following the Initial Founder Shares Offering Period, the founder shares will be offered only to investors that held, or clients of a financial intermediary that in the aggregate held, at least $150 million in founder shares as of the end of Initial Founder Shares Offering Period, unless such minimum founder shares holding requirement is waived by the Dealer Manager. The Registration Statement on Form S-11 related to the Offering was declared effective by the SEC on February 21, 2023.
The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Offering varies and generally equals our prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. On October 3, 2022, the Advisor made an investment of $200,000 in exchange for 20,000 shares of our Class I common stock. As of December 31, 2023, we had not sold any Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares and Class F-I shares in the Offering. We intend to continue selling shares in the Offering on a monthly basis.

We are also conducting a private offering of its Class P shares to Cohen & Steers and its affiliates and certain persons that are accredited investors, as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. The Class P shares are not subject to upfront selling commissions, dealer manager fees, stockholder servicing fees or performance participation. Class P shares sold in the Company’s private offering are not being offered to the public. Cohen & Steers has committed to invest an aggregate of $125.0 million through the Advisor in Class P shares and Class I shares. Cohen & Steers has agreed to hold all of the Class P shares it owns as part of its seed investment for two years from the date of the initial third party commitment in Class P shares, after which any repurchase requests would be subject to our share repurchase plan. As of March 7, 2024, the Company has received approximately $221.0 million in commitments to purchase Class P shares and has issued 4,737,760 Class P shares for $47.4 million pursuant to these commitments. As of March 7, 2024, the Company has approximately $173.6 million in remaining commitments to purchase Class P shares. We are not required to call all or any portion of the capital commitments made by investors prior to their expiration in March 2025.
We are a Maryland corporation that plans to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2024. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute our net taxable income to stockholders and maintain our intended qualification as a REIT. We also operate our business in a manner intended to allow us to remain excluded from registration as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
As of December 31, 2023, we had not commenced our principal operations nor generated any revenues.
On January 22, 2024, the Company entered into a programmatic joint venture with The Sterling Organization, LLC (“Sterling”), an unaffiliated third party. The Company and Sterling own 99% and 1% of the joint venture respectively. On the same day, the joint venture completed the purchase of certain property commonly known as the Marketplace at Highland Village from an unaffiliated third party for $42.1 million, exclusive of closing costs.
Investment Objectives
Our investment objectives are to invest in high-quality, stabilized real estate assets that will deliver stable cash flow and capital appreciation over time and provide diversification from other real estate assets.
Specifically, our investment objectives are to invest in assets that will enable us to:
•provide attractive current income in the form of regular, stable cash distributions;
•preserve and protect invested capital;
•realize appreciation in NAV from proactive investment management and asset management; and
•provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial and other types of real estate with historically lower volatility than publicly traded real estate companies.
Investment Strategy
Through its affiliation with Cohen & Steers, the Advisor will acquire, manage and sell properties in our portfolio on our behalf, subject to the supervision and oversight of our Board.
Our investment strategy is primarily to acquire high-quality, stabilized real estate assets primarily within the U.S. We also expect to invest, to a lesser extent, in real estate equity (including listed REITs), preferred equity and debt investments to provide current income, additional appreciation potential and a source of liquidity for our share repurchase plan, cash management and other purposes.
The Advisor will target real estate assets with strong fundamentals, stable income and the potential for attractive long-term cash flow growth. The investment team will employ a top-down thematic approach, to identify cyclical and secular trends in sectors and geographies, and pair that with a granular, bottom-up review of middle market opportunities, alongside select, specialized real estate operators.

We will apply a value-oriented, flexible investment approach to create a diversified, high-quality portfolio that aims to generate durable income and attractive total return. Our investments will initially focus on assets within the U.S., ranging across asset types. Investments may initially include, without limitation, community shopping centers, retail and/or grocery shopping centers anchored by necessity-driven retailers, medical office properties, Sunbelt office properties, multifamily apartments and leisure and select service hotels, as well as properties in other sectors that become attractive over time. We do not designate specific geography or sector allocations for the portfolio; rather we intend to invest in regions or asset classes where we see the best opportunities that support our investment objectives. Our strategy will seek to capitalize on market opportunities driven by cyclical and secular shifts in real estate usage and identify undervalued assets across all property types, sectors and geographies.
Our real estate-related securities strategy will focus on generating current income, providing diversification to our private real estate holdings and contributing to our overall net returns. In certain circumstances, we will utilize our real estate-related securities strategy when the listed real estate markets provide the most compelling investment opportunities. In addition, our real estate-related securities may provide an additional source of liquidity.
Our real estate-related securities investments will include listed real estate common equity, preferred equity and debt (including corporate debt and mortgage-backed securities (“MBS”)), including, but not limited to, such instruments issued by listed and private REITs, and other real estate-related companies, with the potential to access non-core market sectors that we believe are complementary to our private core-yield investments. We may invest in loans, including commercial mortgage loans, bank loans, mezzanine loans, other interests relating to real estate and debt of companies in the business of owning and/or operating real estate-related businesses. We may also invest in real estate-related derivatives, including, without limitation, total return swaps and credit default swaps that have real estate debt as reference assets.
We believe that our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner. We expect the structure to be beneficial to investors, as we are not limited by a pre-determined operational period and the need to provide a “liquidity event” at the end of that period. Our investment decisions are made with a view to our qualifying and maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act.
Subject to limitations in our charter, we expect to enter into additional joint ventures, partnerships, tenant-in-common investments or other co-ownership arrangements with entities affiliated with the Advisor as well as third parties for the acquisition or improvement of properties.
Borrowing Policies
We intend to use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio after our ramp-up period is approximately 50% to 65% of our gross real estate assets (measured using the greater of fair value and purchase price), inclusive of property-level and entity-level debt, but excluding debt incurred or guaranteed by issuers of our listed securities. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, will not be included as part of the calculation above. Furthermore, the refinancing of any amount of existing indebtedness will not be deemed to constitute incurrence of new indebtedness so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing). Our real estate-related securities portfolio may have embedded leverage, including through the use of reverse repurchase agreements and derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps.
During our ramp-up period, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or our Operating Partnership. In an effort to provide for a ready source of liquidity to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flows and/or net proceeds from offerings of our securities, we may decide to seek to obtain a line of credit under which we would reserve borrowing capacity. If we decide to obtain a line of credit and are able to do so, borrowings under the line may be used not only to repurchase shares, but also to fund acquisitions or for any other corporate purpose.

Our actual leverage level will be affected by a number of factors, some of which are outside our control. Significant inflows of proceeds from the sale of shares of our common stock generally will cause our leverage as a percentage of our net assets, or our leverage ratio, to decrease, at least temporarily. Significant outflows of equity as a result of repurchases of shares of our common stock generally will cause our leverage ratio to increase, at least temporarily. Our leverage ratio will also increase or decrease with decreases or increases, respectively, in the value of our portfolio. If we borrow under a line of credit to fund repurchases of shares of our common stock or for other purposes, our leverage would increase and may exceed our target leverage. In such cases, our leverage may remain at the higher level until we receive additional net proceeds from offerings of our securities or sell some of our assets to repay outstanding indebtedness.
Our Board (or a committee of our Board) will review our aggregate borrowings at least quarterly. In connection with such review, our Board (or such committee) may determine to modify our target leverage ratio in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our properties, general conditions in the market for debt and equity securities, growth and investment opportunities or other factors. We may exceed our targeted leverage ratio at times if the Advisor deems it advisable for us. For example, if we obtain a line of credit to fund repurchases, we will consider actual borrowings when determining whether we are at our leverage target, but not unused borrowing capacity. If, therefore, we are at our target leverage ratio of 50% to 65% and we borrow additional amounts under a line of credit, or if the value of our portfolio decreases, our leverage could exceed 65% of our gross real estate assets. In the event that our leverage ratio exceeds our target, regardless of the reason, we will thereafter endeavor to manage our leverage back down to our target.
There is no limit on the amount we may borrow with respect to any individual property or portfolio. However, under our charter we may not incur indebtedness for money borrowed in an amount exceeding 300% of the cost of our net assets, which approximates borrowing 75% of the cost of our investments, unless any excess over this limit is approved by a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess. This limitation includes indebtedness for money borrowed with respect to our real estate debt portfolio. “Net assets” is defined in our charter as our total assets other than intangibles valued at cost (prior to deducting depreciation, reserves for bad debts and other non-cash reserves) less total liabilities.
Our charter prohibits us from obtaining loans from any of our directors, Cohen & Steers or any of their respective affiliates, unless approved by a majority of our Board (including a majority of our independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and on terms and conditions not less favorable than comparable loans between unaffiliated parties under the same or similar circumstances.
Our Taxation as a REIT
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ending December 31, 2024, the year in which our first investment was completed. If we qualify for taxation as a REIT, we generally will not be subject to U.S. federal income tax on our earnings to the extent we distribute 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years.
See Item 1A. “Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items” for additional tax status information.

Competition
We face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers, some of which are likely a source of reasonable alternatives under Regulation Best Interest. In addition to third-party competitors, other programs sponsored by the Advisor and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities in accordance with Cohen & Steers’ prevailing policies and procedures. Some of these entities may have greater access to capital to acquire properties than we have. Further, advances in technology, including through artificial intelligence capabilities and automation, may require us to adapt our strategy, business and operations to address these trends and pressures, and our competitive position may weaken if we are unable to meet these client priorities. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell.
Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-traded REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and/or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives may be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). This competition may cause us to acquire properties and other investments at higher prices, by using less than ideal capital structures, and in such case our returns will be lower, and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.
Government Regulations
Given our target asset classes include real estate, as an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which include, among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulation; (iii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations; and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.
Environment, Social and Governance
As an externally managed company, our day-to-day operations are managed by our Advisor and our executive officers under the oversight of our Board. Our executive officers are senior Cohen & Steers professionals and our Advisor is a subsidiary of Cohen & Steers. As such, many of the environmental, social and governance (“ESG”) initiatives undertaken by Cohen & Steers may be relevant to our business and certain of the business decisions made on our behalf by employees of our Advisor to deliver returns for its investors.
Human Capital
We have no employees and are managed by the Advisor pursuant to the Advisory Agreement. All of our executive officers are employees of the Advisor or its affiliates.
Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with Cohen & Steers, including the Advisor and its affiliates. See Part I. Item 1A, “Risk Factors – Risks Related to Conflicts of Interests.”

Available Information
We file annual, quarterly and current reports and all amendments to these reports and other information with the SEC. Investors may obtain copies of our filings, free of charge, from the website maintained by the SEC at www.sec.gov or from our website at www.cnsreit.com.
We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into, this report. We intend to use our website as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.
Item 1A. RISK FACTORS
You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the term “you” refers to our current stockholders or potential investors in our common stock, as applicable.
Risks Related to Our Organizational Structure
We have a limited operating history, and there is no assurance that we will be able to successfully achieve our investment objectives.
We are a newly formed entity with a limited operating history and may not be able to achieve our investment objectives. As of December 31, 2023, we had not made any investments in real estate and had no substantial operations. We made our first investment in real estate in January 2024. We cannot assure you that the past experiences of the Advisor or its affiliates will be sufficient to allow us to successfully achieve our investment objectives. Further, our Sponsor and our Advisor have not previously offered a non-traded real estate investment trust. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.
We have held our current investments for only a short period of time and, our stockholders will not have the opportunity to evaluate our investments before we make them, which makes an investment in our common stock more speculative.
We have held our current investments for a limited period of time, and we are not able to provide any information relating to any future properties or real estate-related investments that we may acquire. Because we have not held our current investments for a long period of time, it may be difficult for investors to evaluate our success in achieving our investment objectives. Because stockholders will be unable to evaluate the economic merit of our investments before we make them, stockholders will have to rely entirely on the ability of the Advisor to select suitable and successful investment opportunities. The Advisor will have broad discretion in selecting the types of properties we will invest in and the tenants of those properties. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.
The Advisor manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our Board for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.
Our Board approved very broad investment guidelines that delegate to the Advisor the authority to execute acquisitions and dispositions of real estate and real estate debt on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. The Advisor will implement on our behalf the strategies and discretionary approaches it believes from time to time may be best suited to prevailing market conditions in furtherance of that purpose, subject to the limitations under our investment guidelines and our charter. There can be no assurance that the Advisor will be successful in implementing any particular strategy or discretionary approach to our investment activities.

Furthermore, the diversification and type of investments may differ substantially from our prior investments. For example, future investments may focus on different sectors of real estate or different geographic areas than is the case for our current investment portfolio. Our Board reviews our investment guidelines on an annual basis (or more often as it deems appropriate) and reviews our investment portfolio periodically. The prior approval of our Board or a committee of independent directors will be required only as set forth in our charter (including for transactions with affiliates of the Advisor) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors rely primarily on information provided to them by the Advisor. Furthermore, transactions entered into on our behalf by the Advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our Board.
There is no public trading market for shares of our common stock. Therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.
There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares. We will repurchase shares at a price equal to the NAV per share of the class of shares being repurchased on the date of repurchase and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares repurchased within one year of the date of purchase by such holder will be repurchased at 95% of NAV per share. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan. Further, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion.
Your ability to have your shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our sole discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our Board may make exceptions to, modify or suspend for any period of time or indefinitely our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders.
We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our sole discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of our common stock but excluding any Early Repurchase Deduction (as defined below) applicable to the repurchased shares) is limited, in any calendar month, to no more than 2% of our aggregate NAV (measured using the aggregate NAV as of the end of the immediately preceding month) and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV at the end of the immediately preceding three months). Further, our Board may make exceptions to, modify or suspend for any period of time or indefinitely our share repurchase plan if in its reasonable judgment it deems such action to be in our best interest and the best interest of our stockholders. Our Board cannot terminate our share repurchase plan absent a liquidity event that results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
We expect that the vast majority of our assets will consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Upon suspension of our share repurchase plan, our Board is required to consider at least quarterly whether the continued suspension of the plan is in the best interest of the Company and its stockholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment.

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.
Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, actual or perceived instability in the U.S. banking system, disruptions in the public securities market (including volatility as a result of the ongoing geopolitical conflicts among Russia, Belarus and Ukraine and more recently, conflict and escalating tensions in the Middle East and related economic and government sanctions) and other impacts of major public health issues, including longer-term macroeconomic effects on supply chains, inflation and labor shortages, could cause our stockholders to seek the repurchase of their shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.
The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.
We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. We have a limited operating history and may not generate sufficient income to make distributions to our stockholders. Our Board (or a committee of our Board) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:
•our inability to invest the proceeds from sales of our securities on a timely basis in income-producing properties;
•our inability to realize attractive risk-adjusted returns on our investments;
•the limited size of our portfolio in the early stages of our development;
•high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•defaults in our investment portfolio or decreases in the value of our investments.
As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment.
We face risks associated with the deployment of our capital.
In light of the nature of our continuous public offering as well as ongoing and periodic private offerings and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable properties on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in our public offering or any private offering and the time we invest the net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in targeted leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds or times when there are few attractive investment opportunities. We may hold such cash in money market accounts or other similar temporary investments, each of which are subject to the management fees payable to the Advisor.

In the event we are unable to find suitable investments, such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our common stock or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the early stages of our operations. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings, cash resulting from the Advisor’s deferral or waiver of its management fees and other expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses (which may be reimbursed to the Advisor and may not be paid in the future) or proceeds from offerings of our common stock. Funding distributions from such sources and the ultimate repayment of any liabilities incurred could result in us having less funds available to acquire properties or other real estate-related investments, and could adversely impact our ability to pay distributions in future periods and decrease our NAV and impact the value of your investment.
We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including (i) the level of participation in our distribution reinvestment plan, (ii) the extent to which the Advisor elects to receive its management fee in shares or in units of the Operating Partnership, (iii) to the extent to which the Special Limited Partner may elect to receive distributions on its performance participation interest in units of the Operating Partnership, (iv) how quickly we deploy capital raised in offerings and (v) the performance of our investments.
Funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. To the extent we borrow funds to pay distributions, we would incur borrowing costs and these borrowings would require a future repayment. If we defer operating expenses or pay expenses (including the fees of the Advisor or distributions to the Special Limited Partner) with shares of our common stock or Operating Partnership units in order to preserve cash flow for the payment of distributions, the ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. We may repurchase shares or redeem Operating Partnership units from the Advisor or the Special Limited Partner shortly after issuing such units or shares as compensation. The payment of expenses in shares of our common stock or with Operating Partnership units will dilute your ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Advisor and Special Limited Partner are under no obligation to receive future fees or distributions in shares of our common stock or Operating Partnership units and may elect to receive such amounts in cash.
Payments to the Advisor or the Special Limited Partner in the form of common stock or Operating Partnership units they elect to receive in lieu of fees or distributions will dilute future cash available for distribution to our stockholders.
The Advisor or the Special Limited Partner may choose to receive our common stock or Operating Partnership units in lieu of certain fees or distributions. The holders of all Operating Partnership units are entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the Operating Partnership units will reduce the cash available for distribution to us and to our stockholders.

Furthermore, under certain circumstances, the Operating Partnership units held by the Advisor or the Special Limited Partner are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. Repurchases of our shares or Operating Partnership units from the Advisor paid to the Advisor as a management fee are not subject to the monthly and quarterly volume limitations or the Early Repurchase Deduction. Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to the Early Repurchase Deduction, but such repurchases are subject to the monthly and quarterly volume limitations. We will only process repurchases of common stock held by the Special Limited Partner after all other stockholder repurchase requests have been processed.
Purchases and repurchases of shares of our common stock are not made based on the current NAV per share of our common stock.
Generally, our offering price per share and the price at which we make purchases and repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share, if calculated as of the date on which you make your subscription request or repurchase request, may be significantly different than the transaction price you pay or the repurchase price you receive. Certain of our investments or liabilities are subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you acquire or we repurchase our shares; however, the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. In exceptional circumstances, we may in our sole discretion, but are not obligated to, offer and repurchase shares at a different price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month and we believe an updated price is appropriate. In such exceptional cases, the transaction price and the repurchase price will not equal our NAV per share as of any time.
Valuations and appraisals of our real estate and real estate-related investments are estimates of fair value and may not necessarily correspond to realizable value.
For the purposes of calculating our monthly NAV, our properties will generally initially be valued at cost, which is expected to represent fair value at that time, absent more recent market or investment-level information that makes it unreasonable to consider their fair value as equal to cost. In accordance with GAAP, we will determine whether the acquisition of a property qualifies as an asset acquisition or business combination. We capitalize acquisition-related costs associated with asset acquisitions and expense such costs related to business combinations. As such, the initial value of acquisitions that qualify as asset acquisitions will include transaction costs. Each property will then be valued by a valuation firm (the “Independent Valuation Advisor”) within the first full quarter following acquisition in the same calendar month of the quarter it was acquired (e.g., if a property is acquired in January, the first month of the first quarter, it will be appraised in April, the first month of the second quarter) and corroborated by a third-party appraisal, which is obtained no less than annually thereafter. Each third-party appraisal is reviewed by the Independent Valuation Advisor for reasonableness.
For purposes of calculating our NAV, the organization and offering expenses paid by the Advisor are not recognized as expenses or as a component of equity or reflected in NAV until we reimburse the Advisor for these expenses.
Investments in real estate-related securities with readily available market quotations will be valued monthly at fair market value. Certain investments, such as mortgages, mezzanine loans, preferred equity or private company investments, are unlikely to have market quotations. In the case of loans acquired by us, such initial value will generally be the acquisition price of such loan. In the case of loans originated by us, such initial value will generally be the par value of such loan. Each such investment will then be valued by the Advisor within the first three full months after we invest in such investment and no less than monthly thereafter. Additionally, the Advisor may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month.

Although monthly valuations of each of our real properties will be prepared, reviewed and confirmed for reasonableness by the Independent Valuation Advisor, in accordance with valuation guidelines approved by our board or directors, such valuations are based on asset- and portfolio-level information provided by the operating partner, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real property, which information will not be independently verified by the Independent Valuation Advisor. Similarly, each month, the Independent Valuation Advisor will prepare, review and confirm for reasonableness our monthly valuations of our real estate-related debt investments and property level debt liabilities. However, such valuations are based on information provided by the operating partner, which information will not be verified by the Independent Valuation Advisor, in accordance with valuation guidelines approved by our Board.
Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties and certain of our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and other investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Advisor and the Independent Valuation Advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. Further, any volatility smoothing biases in our appraisal and valuation process, generally, may lower the volatility of our NAV and may result in uncertainty as to the value of our properties. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Advisor and Cohen & Steers Securities, LLC, in its capacity as the dealer manager for the Offering (the “Dealer Manager”) to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for shares of our common stock in our public offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan is generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.
Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.
We anticipate that the annual appraisals of our properties will be conducted on a rolling basis, such that properties may be appraised at different times but each property would be appraised at least once per year. When these appraisals are considered by the Advisor for purposes of valuing the relevant property, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to take into consideration the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.

It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.
The Advisor’s determination of our monthly NAV per share will be based in part upon twelve (12) monthly appraisals prepared by the Independent Valuation Advisor and one annual appraisal completed by a third-party appraisal firm. Monthly valuations of our real estate debt-related investments and property-level debt liabilities are prepared by our Independent Valuation Advisor. Such determination or evaluation will be made in accordance with valuation guidelines approved by our Board. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Advisor will review appraisal reports and monitor our real estate and real estate debt, and is responsible for notifying the Independent Valuation Advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our real estate and real estate debt or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either stockholders who repurchase their shares, or stockholders who buy new shares, or existing stockholders.
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
The methods used to calculate our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock and to calculate certain fees and distributions payable to the Advisor, the Special Limited Partner and the Dealer Manager, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with GAAP. These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.
Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase shares of our common stock and the amount of the Advisor’s management fee and the Special Limited Partner’s performance participation interest. The Advisor has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Advisor, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which shares of our common stock were sold or repurchased or on the amount of the Advisor’s management fee or the Special Limited Partner’s performance participation interest, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to the Advisor’s policies and procedures, making adjustments to prior NAV calculations.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we make and our ability to achieve our investment objectives could be adversely affected.
If we are unable to raise substantial funds, including in any offering of the Company’s securities, we will make fewer investments, resulting in less breadth in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. In recent years, a growing number of third-party product distribution intermediaries have enhanced their scrutiny of the products available or proposed to be made available on their platforms in connection with various investment strategies, which has in many cases significantly reduced the number of products and asset managers on such platforms, and these organizations may also require that we have established, long-term investment “track records” as a condition to the placement of Company securities on their platforms. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Our Board may, in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that a stockholder would receive a “control premium” for his or her shares.
Corporations organized under Maryland law with a class of equity securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a resolution of its board of directors and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:
•staggering the board of directors into three classes;
•requiring a two-thirds vote of stockholders to remove directors;
•providing that only the board of directors can fix the size of the board;
•providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred and until a successor is elected and qualifies; and
•providing for a majority requirement for the calling by stockholders of a special meeting of stockholders.
These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares. In our charter, we have elected that vacancies on our Board be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred and until a successor is elected and qualifies. Through other provisions in our charter and bylaws, we vest in our Board the exclusive power to fix the number of directorships; provided that the number is not less than three nor more than fifteen. We have not elected to be subject to any of the other provisions described above, but our charter does not prohibit our Board from opting into any of these provisions in the future.
Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (i) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (ii) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our Board approved in advance the transaction by which he would otherwise have become an interested stockholder. In approving a transaction, our Board may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our Board. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our Board and approved by the affirmative vote of at least:
•80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and
•two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These supermajority voting provisions do not apply if, among other things, our stockholders receive a minimum price (as defined in the Maryland General Corporation Law (the “MGCL”)) for their common stock and the consideration is received in cash or in the same form as previously paid by the interested stockholder.
The statute permits various exemptions from its provisions, including business combinations that are exempted by our Board prior to the time the interested stockholder becomes an interested stockholder. Our Board has adopted a resolution exempting any business combination involving us and any person, including Cohen & Steers, the Dealer Manager and the Advisor, from the provisions of this law; provided that such business combination is first approved by our Board.
Our charter permits our Board to authorize us to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.
Our Board is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval. Further, our Board may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue without stockholder approval. Thus, our Board could authorize us to issue shares of preferred stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.
Maryland law limits, in some cases, the ability of a third party to vote shares acquired in a “control share acquisition.”
The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. The requisite stockholder approval must be obtained each time an acquirer crosses one of the thresholds of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply to (i) shares acquired in a merger, consolidation or statutory share exchange if the Maryland corporation is a party to the transaction or (ii) acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce your and our recovery against them if they cause us to incur losses.
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our stockholders, directors and officers for monetary damages subject to the limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”) and Maryland law. Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (i) actually received an improper benefit or profit in money, property or services or (ii) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors or officers, or the Advisor and its affiliates, for any liability or loss suffered by them or hold our directors or officers, the Advisor and its affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Advisor and its affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from the stockholders.
Maryland law limits our stockholders’ ability to amend our charter or dissolve us without the approval of our Board.
Although the NASAA REIT Guidelines indicate that stockholders are permitted to amend our charter or terminate us without the necessity for concurrence by our Board, we are required to comply with the MGCL, which provides that any amendment to our charter or any dissolution of our company must first be declared advisable by our Board. Therefore, our stockholders may vote to authorize the amendment of our charter or the dissolution of our company, but only after such action has been declared advisable by our Board. Accordingly, the only proposals to amend our charter or to dissolve our company that will be presented to our stockholders will be those that have been declared advisable by our Board and also require approval by our stockholders.

Your interest in us will be diluted if we issue additional shares. Your interest in our assets will also be diluted if the Operating Partnership issues additional units.
Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 2,900,000,000 shares of capital stock, of which 2,800,000,000 shares are classified as common stock, of which 800,000,000 shares are classified as Class P shares, 80,000,000 shares are classified as Class T shares, 800,000,000 shares are classified as Class S shares, 160,000,000 shares are classified as Class D shares, 600,000,000 are classified as Class I shares, 20,000,000 shares are classified as Class F-T shares, 200,000,000 shares are classified as Class F-S shares, 40,000,000 shares are classified as Class F-D shares and 100,000,000 are classified as Class F-I shares, and 100,000,000 shares are classified as preferred stock. In addition, our Board may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our Board may elect, without stockholder approval, to: (i) sell additional shares in public offerings; (ii) issue shares of our common stock or units in our Operating Partnership in private offerings; (iii) issue shares of our common stock or units in our Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; (iv) issue shares of our common stock or units in our Operating Partnership to the Advisor or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; (v) issue shares of our common stock or units in our Operating Partnership to sellers of properties we acquire or (vi) issue equity incentive compensation to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional shares of common stock, your percentage ownership interest in us will be diluted.
Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our Board, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common stock held by our stockholders. Certain units in our Operating Partnership may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common stock held by our stockholders.
We will not be required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (i) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (v) provide certain disclosure regarding executive compensation required of larger public companies or (vi) hold stockholder advisory votes on executive compensation.

Once we are no longer an emerging growth company, so long as our shares of common stock are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Advisor and we do not directly compensate our executive officers, or reimburse the Advisor or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Advisor, we do not have any executive compensation, making the exemptions listed in (v) and (vi) above generally inapplicable. We cannot predict if investors will find our common stock less attractive because we choose to rely on any of the exemptions discussed above. As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to opt out of this transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of these standards is required for non-emerging growth companies. This election is irrevocable.
Our UPREIT structure may result in potential conflicts of interest with limited partners in our Operating Partnership whose interests may not be aligned with those of our stockholders.
Our directors and officers have duties to our corporation and our stockholders under Maryland law and our charter in connection with their management of the corporation. At the same time, we, as general partner, have fiduciary duties under Delaware law to our Operating Partnership and to the limited partners in connection with the management of our Operating Partnership. Our duties to the Operating Partnership as general partner of our Operating Partnership and its limited partners may come into conflict with the duties of our directors and officers to the corporation and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our Operating Partnership provides that, for so long as we own a controlling interest in our Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners may be resolved in favor of our stockholders.
Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. In addition, our Operating Partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our Operating Partnership, unless it is established that: (i) the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (ii) the indemnified party received an improper personal benefit in money, property or services; or (iii) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
We intend to continue to conduct our operations so that neither we, nor our Operating Partnership nor the subsidiaries of our Operating Partnership are investment companies under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an investment company.
A change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company but failed to do so, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our NAV and our ability to pay distributions to our stockholders.
We depend on the Advisor to develop appropriate systems and procedures to control operational risk.
Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on the Advisor and its affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on our financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, the Advisor will not be liable for losses incurred due to the occurrence of any such errors.
We are subject to the risk that our trading orders may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, systems failure or human error. As a result, we could be unable to achieve the market position selected by the Advisor or might incur a loss in liquidating our positions. Since some of the markets in which we may effect transactions are over-the-counter or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to that which members of exchange-based markets are subject. We are also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing us to suffer a loss.
We could incur financial losses, reputational harm and regulatory penalties if we or Cohen & Steers fail to implement effective information security policies and procedures.
We are externally managed by the Advisor, a subsidiary of Cohen & Steers, and representatives of the Company and the Advisor operate the Company’s business through Cohen & Steers’ information systems. Our business is dependent on the effectiveness of our and Cohen & Steers’ information and cybersecurity policies and procedures to protect our network and telecommunications systems and the data that reside in or are transmitted through such systems. As part of our normal operations, we maintain and transmit proprietary information relating to our business operations and Cohen & Steers’ employees. We maintain a system of internal controls designed to provide reasonable assurance that malicious or fraudulent activity, including misappropriation of our assets, fraudulent financial reporting and unauthorized access to sensitive or confidential information is either prevented or timely detected and remediated. However, our and Cohen & Steers’ technology systems may still be vulnerable to unauthorized access or may be corrupted by cyberattacks, computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. The nature of these threats and the techniques used by cyber criminals are constantly evolving, can originate from a wide variety of sources and are becoming increasingly sophisticated, including the use of “ransomware” and phishing attacks, and may not be recognized until launched. Recent highly publicized security breaches have exposed failures to keep pace with the threats posed by cyber-attackers and led to increased government, regulatory and media scrutiny.
Cybersecurity has become a top priority of regulators around the world. Many jurisdictions in which we or Cohen & Steers operate have, or are considering adopting, laws and regulations relating to data privacy, cybersecurity and protection of personal information. Our potential liability remains a concern, particularly given the continued and rapid development of privacy laws and regulations around the world, the lack of harmonization of such laws and regulations, and increased criminal and civil enforcement actions and private litigation. As new privacy-related laws and regulations are implemented, the time and resources needed for us or Cohen & Steers to comply with such laws and regulations continues to increase and become a significant compliance workstream. Any inability, or perceived inability, by us or Cohen & Steers to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations or other legal obligations, even if unfounded, could result in significant regulatory and third-party liability, increased costs, disruption of our business and operations and a loss of client (including investor) confidence and other reputational damage.

We cannot assure you that our or Cohen & Steers’ data protection efforts and or Cohen & Steers’ investment in information technology will prevent significant breakdowns, data leakages, breaches in their systems, or those of our or their third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. Although Cohen & Steers takes precautions to password protect and encrypt all authorized electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk. Our, Cohen & Steers’ or our third-party service providers’ systems may also be affected by, or fail as a result of, catastrophic events, such as fires, floods, hurricanes, tornadoes, acts of terrorism or power disruptions. Like other companies, Cohen & Steers has experienced and we and Cohen & Steers will likely continue to experience cyber incidents, security threats and attacks. There can be no assurance that Cohen & Steers’ efforts to maintain and monitor the security and integrity of its information technology systems will be effective at all times.
Any breach or other failure of our, Cohen & Steers’ or certain other parties’ technology or security systems, including those systems of third- party intermediaries, service providers, key vendors and third parties with whom we do business, could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the incident, additional security costs to mitigate against future incidents, regulatory scrutiny and penalties and litigation costs resulting from the incident. In addition, Cohen & Steers’ increased use of mobile and cloud computing technologies could increase these and other operational risks, and any failure by mobile or cloud technology service providers to adequately safeguard their systems could disrupt Cohen & Steers’ operations and result in misappropriation, corruption or loss of confidential or proprietary information.
For many companies, remote and/or hybrid in-office work arrangements have made their network and communication systems more vulnerable to cyberattacks and incursions, and there has been an overall increase in both the frequency and severity of cyber incidents as such vulnerabilities have been exploited. Use of a remote work environment subjects Cohen & Steers to heightened risk of cyberattacks, unauthorized access or other privacy or data security incidents, both directly as well as indirectly through third-party intermediaries, service providers and key vendors that have access or other connections to Cohen & Steers’ systems.
Loss of confidential information could harm our reputation, result in the termination of contracts by our existing business counterparties, and subject us to litigation or liability under laws and agreements that protect confidential and personal data, resulting in increased costs and/or loss of revenues. Cohen & Steers maintains a cyber insurance policy to help mitigate against certain potential losses relating to information security breaches. However, such insurance may only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by such insurance policy, we may be required to pay a substantial amount to satisfy such successful claim.
Failure to maintain adequate business continuity plans in the event of a catastrophic event could have a material adverse effect on the Company and its products.
Our operations are dependent on our ability to protect our personnel, offices and technology infrastructure against damage from catastrophic or business continuity events that could have a significant disruptive effect on our operations. We and our third-party intermediaries, service providers and key vendors could experience a local or regional disaster, such as an epidemic or pandemic (such as the COVID-19 pandemic), weather event such as an earthquake, flood, hurricane or fire, terrorist attack, security breach, power loss and other failure of technology or telecommunications systems or operations. Events like these could threaten the safety and welfare of our workforce, cause the loss of client data or cause us to experience material adverse interruptions to our operations. Infectious illness outbreaks or other adverse public health developments in countries where we or our clients or investors operate, as well as restrictive measures implemented to control such outbreaks, could adversely affect the economies of many nations or the global economy, the financial condition of individual issuers or companies and capital markets, in ways that are not within our control and cannot be foreseen. For example, as a result of the outbreak of COVID-19, capital markets, as well as the real estate and real property markets, experienced significant volatility and dislocations. A sustained decline in the performance of or demand for the portfolios and strategies we manage as a result of negative market, financial and economic conditions caused by catastrophic events could adversely impact our assets under management and the fees we earn, and these conditions could lead us to experience operational issues and interruptions, require us to incur significant additional costs and negatively impact our business.

Significant portions of our business operations and those of our critical third-party service providers are concentrated in a few geographic areas, including New York and New Jersey. Critical operations that are geographically concentrated include portfolio management, trading operations, information technology, data centers, investment administration and portfolio accounting services for our products as well as corporate accounting systems. Should we, or any of our critical service providers, experience a significant local or regional disaster or other significant business disruption, our ability to remain operational will depend in part on the safety and availability of our personnel and our office facilities as well as on the proper functioning of our network, telecommunication and other related systems and operations. We cannot ensure that our backup systems and contingency plans will be adequate under all circumstances or that material interruptions and disruptions will not occur. In addition, we rely to varying degrees on outside vendors for disaster recovery support, and we cannot guarantee that these vendors will be able to perform in an adequate and timely manner. Failure by us or any of our critical service providers to maintain up-to-date business continuity plans, including system backup facilities, would impede our ability to operate in the event of a significant business disruption, which could result in financial losses to the Company and our clients and investors.
Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in the continuous public offering of our common stock, which could harm our ability to achieve our investment objectives.
Broker-dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend our shares of common stock to certain retail customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe is in the best interest of a particular retail customer. However, if broker-dealers instead choose alternatives to our shares, many of which likely exist, our ability to raise capital will be adversely affected. If Regulation Best Interest reduces our ability to raise capital in the continuous public offering of our common stock, it may harm our ability to achieve our objectives.
General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.
We are subject to risks generally attributable to the ownership of real property, including:
•changes in global, national, regional or local economic, demographic or capital market conditions (including volatility as a result of the ongoing conflict between Russia and Ukraine and more recently, conflict and escalating tensions in the Middle East and the rapidly evolving measures in response and economic impacts resulting from actual or perceived instability in the U.S. banking system);
•future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;
•changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;
•vacancies, fluctuations in the average occupancy and room rates for hotel properties or inability to lease space on favorable terms;
•increased competition for properties targeted by our investment strategy;
•bankruptcies, financial difficulties or lease defaults by our tenants, particularly for our tenants with net leases for large properties;
•inflation;
•increases in interest rates and lack of availability of financing; and

•changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rental rates, and increasing costs to comply with environmental laws.
All of these factors are beyond our control. Any negative changes in these factors could affect our performance and our ability to meet our obligations and make distributions to stockholders.
Our success is dependent on general market and economic conditions. Changes in market and economic conditions, including elevated interest rates, could adversely impact our revenue and profitability.
The real estate industry generally and the success of our investment activities in particular will both be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located. These factors may affect the level and volatility of real estate prices, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. Cohen & Steers’ financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on Cohen & Steers’ businesses and operations (including the Advisor).
A depression, recession or slowdown in the U.S. real estate market or one or more regional real estate markets, and to a lesser extent, the global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. We would also be affected by any overall weakening of, or disruptions in, the financial markets. Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our capital structure or our investments’ capital structures.
The U.S. Federal Reserve Board (“Federal Reserve”) significantly increased the federal funds rate during 2022 and 2023 to combat rising inflation in the U.S. While the Federal Reserve has indicated that it expects to consider interest rate reductions during 2024, continued inflationary pressures and elevated interest rates may negatively affect our investment opportunities and the value of our investments. Inflationary factors have also negatively impacted our expense base, particularly certain operating and vendor costs. Although we may enter into derivative instruments to mitigate the impact of interest rate fluctuations on our net profit margins, there is no assurance that such derivative instruments will be effective.
Equity securities may decline in value as a result of many global, regional or issuer-specific economic or market factors, including changes in interest rates, inflation, an issuer’s actual or perceived financial condition and growth prospects, investor perception of an industry, geography or sector, changes in currency exchange rates and changes in regulations. In addition, national and international geopolitical risks and events, including the armed conflict between Russia and Ukraine and the war between Israel and Hamas which also carry the threat of contagion and broader conflict, tensions between the U.S. and China, deglobalization trends and changes in national industrial and trade policies and national elections in countries such as the U.S., Taiwan and India, have caused and may continue to cause volatility in the global financial markets and economy. Such volatility has led and may continue to lead to the disruption of global supply chains, sudden fluctuations in commodity prices and energy costs, greater political instability and the implementation of sanctions and heightened cybersecurity concerns, any or all of which may create severe long-term macroeconomic challenges, limit liquidity opportunities or lead to higher costs. Any market disruption could reduce the value of our investments and/or our revenue and earnings. In addition, any future financial market disruptions may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund property improvements, reducing the cash available to pay distributions or satisfy repurchase requests and reducing the number of acquisitions we would otherwise make.

Financial regulatory changes in the U.S. could adversely affect our business.
The financial services industry continues to be the subject of heightened regulatory scrutiny in the U.S. There has been active debate over the appropriate extent of regulation and oversight of investment funds and their managers. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to climate change or environmental, social and governance factors, which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws or regulations require us to spend more time or buy new technology to comply effectively.
Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional compliance and other costs, increase regulatory investigations of the investment activities of our funds, require the attention of our senior management, affect the manner in which we conduct our business and adversely affect our profitability. The full extent of the impact on us of any new laws, regulations or initiatives that may be proposed is impossible to determine.
Our portfolio may be concentrated in a limited number of industries, geographies or investments.
Our portfolio may be heavily concentrated at any time in only a limited number of industries, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. Concentration of our investments in a particular type of asset or geography in our portfolio makes us more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular sector, geographic region or asset type. For investments that the Advisor intends to finance (directly or by selling assets), there is a risk that such financing may not be completed, which could result in us holding a larger percentage of our assets in a single investment and asset type than desired. Real estate values may also be adversely affected by new businesses and approaches in industry sectors in which we invest that cause disruptions in the industry with technological and other innovations, such as impacts to the value of hospitality properties due to competition from the non-traditional hospitality sector (such as short-term rental services) and office properties due to competition from shared office spaces (including co-working environments) or an increase in “remote-work” arrangements. Further, our investments may be exposed to new or increased risks and liabilities that could reduce our revenue and earnings, including risks associated with global climate change, such as increased frequency and/or intensity of adverse weather and natural disasters, as well as risks associated with continued “remote-work” arrangements in certain geographies and industries and workforce reductions in certain market segments, which may negatively impact office demand in the commercial real estate sector, rental rates and occupancy levels. Investors have no assurance as to the degree of diversification in our investments, either by industry sector, geographic region or asset type.
We may change our investment and operational policies without stockholder consent.
Except for changes to the investment restrictions contained in our charter, which require stockholder consent to amend, we may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this Annual Report on Form 10-K or our other SEC filings. Our Board also approved very broad investment guidelines with which we must comply, but these guidelines provide the Advisor with broad discretion and can be changed by our Board. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition.

We may have difficulty selling our properties, which may limit our flexibility and ability to pay distributions.
Because real estate investments are relatively illiquid, it could be difficult for us to promptly sell one or more of our properties on favorable terms. Additionally, we have in the past and may in the future agree to lock-out or other provisions when we acquire a property that materially restrict us from selling such property or our interest in such property for a period of time. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our results of operations and financial condition.
We face risks associated with property acquisitions.
We intend to acquire properties and portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:
•we may be unable to complete an acquisition after making a non-refundable deposit or guarantee and incurring certain other acquisition-related costs;
•we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;
•acquired properties may fail to perform as expected;
•acquired properties may be located in new markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.
In addition, while we will invest primarily in high-quality, stabilized real estate assets, we may also acquire assets that require some amount of capital investment in order to be renovated or repositioned. These investments are generally subject to higher risk of loss than investments in high-quality, stabilized real estate assets and there is no guarantee that any renovation or repositioning will be successful, or that the actual costs will not be greater than our estimates.
The sale and disposition of real properties carry certain litigation risks at the property level that may reduce our profitability and the return on your investment.
The acquisition, ownership and disposition of real properties carry certain specific litigation risks. Litigation may be commenced with respect to a property acquired by us in relation to activities that took place prior to our acquisition of such property. In addition, at the time of disposition of an individual property, a potential buyer may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such potential buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosure made, if such buyer is passed over in favor of another as part of our efforts to maximize sale proceeds. Similarly, successful buyers may later sue us under various damage theories, including those sounding in tort, for losses associated with latent defects or other problems not uncovered in due diligence.
Competition for investment opportunities may reduce our profitability and the return on your investment.
We face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers, some of which are likely a source of reasonable alternatives under Regulation Best Interest. In addition to third-party competitors, other programs sponsored by the Advisor and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities in accordance with Cohen & Steers’ prevailing policies and procedures. Some of these entities may have greater access to capital to acquire properties than we have. Further, advances in technology, including through artificial intelligence capabilities and automation, may require us to adapt our strategy, business and operations to address these trends and pressures, and our competitive position may weaken if we are unable to meet these client priorities. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell.

Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-traded REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and/or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives are expected to be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.
We may make a substantial amount of joint venture investments, including with Cohen & Steers affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.
In the future, we may co-invest with Cohen & Steers affiliates or third parties in partnerships or other entities that own real estate properties, which we collectively refer to as joint ventures. Any joint venture with a Cohen & Steers affiliate is permissible only if a majority of our Board, and a majority of the independent directors (or the affiliate transaction committee, as a committee that is comprised of each of our independent directors) not interested in the transaction, approve the transaction as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties. We intend generally to share responsibility for, or have control over, managing the affairs of the joint venture, but may also acquire non-controlling interests in such entities. In either event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.
If we have a right of first refusal to buy out a joint venture partner, we may be unable to finance such a buy-out if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a joint venture partner subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. If we buy our joint venture partner’s interest we will have increased exposure in the underlying investment. The price we use to buy our joint venture partner’s interest or sell our interest is typically determined by negotiations between us and our joint venture partner and there is no assurance that such price will be representative of the value of the underlying property or equal to our then-current valuation of our interest in the joint venture that is used to calculate our NAV. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our joint venture partner, our ability to sell such interest may be adversely impacted by such right. Joint ownership arrangements with Cohen & Steers affiliates may also entail further conflicts of interest.

Some additional risks and conflicts related to our joint venture investments (including joint venture investments with Cohen & Steers affiliates) include:
•the joint venture partner may have economic or other interests that are inconsistent with or different from our interests, including interests relating to the financing, management, operation, leasing or sale of the assets purchased by such joint venture;
•our joint venture partners may receive ongoing fees from our joint ventures, including promote payments and potential buyouts of their equity investments, all of which may reduce amounts otherwise payable to us;
•tax, Investment Company Act and other regulatory requirements applicable to the joint venture partner could cause it to want to take actions contrary to our interests;
•the joint venture partner could have joint control or joint governance of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours;
•under the joint venture arrangement, there will be cases where neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of Cohen & Steers;
•under the joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we could be forced to sell our investment in the joint venture, or buy the joint venture partner’s share of the joint venture at a time when it would not otherwise be in our best interest to do so;
•our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such joint venture partner not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time;
•under the joint venture arrangement, we and the joint venture partner could each have preemptive rights in respect of future issuances by the joint venture, which could limit a joint venture’s ability to attract new third-party capital;
•under the joint venture arrangement, a removal of the Advisor may require the consent of the joint venture partner. If such consent is not obtained, it could trigger change of control restrictions that may include buy/sell rights like those described above, a loss of governance rights in the joint venture or other adverse consequences;
•under the joint venture arrangement, we will rely on the operating partner to provide financial and asset level information on which we will rely for valuation and calculating NAV;
•under the joint venture arrangement, we and the joint venture partner could be subject to lock-ups, which could prevent us from disposing of our interests in the joint venture at a time it determines it would be advantageous to exit; and
•the joint venture partner could have a right of first offer, tag-along rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment.
Furthermore, we may have conflicting fiduciary obligations if we acquire properties with our affiliates or other related entities; as a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
From time to time, we may acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on the Advisor in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.
In the event we obtain options to acquire properties, we may lose the amount paid for such options whether or not the underlying property is purchased.
We may obtain options to acquire certain properties. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is purchased. Any unreturned option payments will reduce the amount of cash available for further investments or distributions to our stockholders.
In our due diligence review of potential investments, we may rely on third-party consultants and advisors and representations made by sellers of potential portfolio properties, and we may not identify all relevant facts that may be necessary or helpful in evaluating potential investments.
Before making investments, due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental, social governance, real property and legal issues. Outside consultants, legal advisors, appraisers, accountants, investment banks and other third parties, including affiliates of the Advisor or Cohen & Steers, may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Advisor’s reduced control of the functions that are outsourced. Where affiliates of Cohen & Steers are utilized, the Advisor’s management fee will not be offset for the fees paid or expenses reimbursed to such affiliates. In addition, if the Advisor is unable to timely engage third-party providers, the ability to evaluate and acquire more complex targets could be adversely affected. In the due diligence process and making an assessment regarding a potential investment, the Advisor will rely on the resources available to it, including information provided by the seller of the investment and, in some circumstances, third-party investigations. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, particularly for large portfolio investments. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in this Annual Report on Form 10-K and our other SEC filings, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.
There can be no assurance that the Advisor will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices or material misstatements or omissions during the due diligence phase or during our efforts to monitor and disclose information about the investment on an ongoing basis or that any risk management procedures implemented by us will be adequate.
When conducting due diligence and making an assessment regarding an investment, the Advisor will rely on the resources available to it, including information provided or reported by the seller of the investment and, in some circumstances, third-party investigations. The due diligence investigation that the Advisor carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful.

Conduct occurring at the portfolio property, even activities that occurred prior to our investment therein, could have an adverse impact on us. In the event of fraud by the seller of any portfolio property, we may suffer a partial or total loss of capital invested in that property. An additional concern is the possibility of material misrepresentation or omission on the part of the seller. Such inaccuracy or incompleteness may adversely affect the value of our investments in such portfolio property. We will rely upon the accuracy and completeness of representations made by sellers of portfolio properties in the due diligence process to the extent reasonable when we make our investments, but cannot guarantee such accuracy or completeness.
In addition, we rely on information, including financial information and non-GAAP metrics, provided by sellers of our investments and our operating partners for disclosure to our investors about potential acquisitions or current assets owned by us. Accordingly, although we believe such information to be accurate, such information cannot be independently verified by the Advisor, and in some cases such information has not been independently reviewed or audited while under our ownership or control or at all. We cannot assure you that that the financial statements or metrics of properties we have acquired or will acquire would not be materially different if such statements or metrics had been independently audited or reviewed.
Consultants, legal advisors, appraisers, accountants, investment banks and other third parties may be involved in the due diligence process and/or the ongoing operation of our portfolio properties to varying degrees depending on the type of investment. For example, certain asset management and finance functions, such as data entry relating to a portfolio property, may be outsourced to a third-party service provider whose fees and expenses will be borne by such portfolio property or us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to our reduced control of the functions that are outsourced.
We rely on operating partners to operate our properties and leasing agents to lease vacancies in our properties.
The Advisor intends to rely on operating partners to oversee the management of our properties and to act as or hire leasing agents to lease vacancies in our properties. We will be particularly dependent on operating partners of any hospitality and leisure properties we invest in. Our ability to direct and control how our properties are managed on a day-to-day basis may be limited because we will engage other parties to perform this function. Thus, the success of our business may depend in large part on the ability of our operating partners to manage the day-to-day operations and the ability of our operating partners or leasing agents to lease vacancies in our properties. Any adversity experienced by, or problems in our relationship with, our operating partners or leasing agents could adversely impact the operation and profitability of our properties.
We will depend on tenants for our revenue, and therefore our revenue will be dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.
We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success will be indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. Tenants may be negatively affected by continued disruptions in global supply chains, global economic events (including volatility as a result of the outbreak of armed conflicts such as the hostilities between that of Russia and Ukraine and of Israel and Hamas) and government responses thereto (including sanctions), terrorist attacks, natural or environmental disasters, public health or pandemic crises, labor shortages, country instability, market instability or broad inflationary pressures, any of which may have a negative impact on a tenant’s ability to perform under the terms of their obligations. If tenants do not generate sufficient income to pay for ongoing operating expenses, such tenants may default on their obligations to us. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations and our ability to pay distributions.

Generally, under U.S. bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court for an additional 90 days. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full.
Some of our properties may be leased to a single or significant tenant and, accordingly, may be suited to the particular or unique needs of such tenant. We may have difficulty replacing such a tenant if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.
E-Commerce may have an adverse impact on our tenants and business.
E-commerce has been broadly embraced by the public and growth in the e‑commerce share of overall consumer sales is likely to continue in the future. Some of our tenants have been negatively impacted by increasing competition from internet retailers, and this trend could affect the way current and future tenants lease space. We cannot predict with certainty how continuing growth in e-commerce will impact the demand for space at our properties or how much revenue will be generated at traditional store locations in the future. If we are unable to anticipate and respond promptly to trends in retailer and consumer behavior, or if demand for traditional retail space significantly decreases, our occupancy levels and operating results could be materially and adversely affected.
A significant percentage of our revenues may be derived from our investments in community shopping centers, and our net income and ability to make distributions to stockholders may be adversely affected if the underlying tenants in these centers are not successful.
A significant percentage of our revenues from investments in community shopping centers is derived from both anchor and non-anchor tenants. Anchor tenants occupy large stores and pay a significant portion of the total rent at a property and contribute to the success of other tenants by attracting shoppers to the property. Our revenues and cash flows may be adversely affected by the loss of revenues and additional costs in the event a significant anchor tenant becomes bankrupt or insolvent, experiences a downturn in its business, defaults on its lease, or decides not to renew its lease. Vacant anchor space can reduce rental revenues generated by the community shopping center in other spaces because of the loss of the departed anchor’s customer drawing power.
A related risk associated with non-anchor tenants is that they may be more vulnerable to negative economic conditions, as they typically have more limited resources than anchor tenants. Significant distress across community shopping centers could adversely affect our financial condition, results of operations, cash flows and our ability to service a property’s debt, all of which will negatively impact our distributions to stockholders.
Whether an anchor or non-anchor tenant, we may face competition in the leasing market and may be unable to renew leases or re-lease space as leases expire. Consequently, we may be required to make rent or other concessions and/or incur significant capital expenditures to retain and attract tenants. Competition that leads to such concessions or expenditures could adversely affect the financial condition of our shopping centers and our ability to make distributions.
We may face competition in pursuing opportunities to acquire community shopping centers, be unable to sell our existing community shopping centers, experience declines in valuations, and be subject to significant losses, all of which may reduce our net income.
We will continue to evaluate the market for acquiring community shopping centers, and we may acquire these properties when we believe strategic opportunities exist. Our ability to execute on this strategy on favorable terms and our ability to successfully integrate, operate, and sell the properties is subject to several risks. We may be unable to acquire a desired center because of competition from other real estate investors, including from other REITs and investors who are willing to pay more for a particular center.

Once we acquire a community shopping center, certain centers may not produce the expected returns for several reasons, including the failure to achieve the expected occupancy or rent levels within the projected time frame and exposure to fluctuations in the general economy. Moreover, our ability to sell one or more of our shopping sectors may be limited based on changing economic conditions, availability and terms of financing, interest rates, supply and demand for space and other factors that are beyond our control. Finally, if we want to sell a community shopping center, there is no assurance that we will be able to dispose of it in the desired time period or at all, or that the sale price of a property will be attractive at the relevant time or even exceed the carrying value of our original equity investment.
We may be unable to renew leases as leases expire.
We may not be able to lease properties that are vacant or become vacant because a tenant decides not to renew its lease or by the continued default of a tenant under its lease. In addition, certain of the properties we acquire may have some level of vacancy at the time of acquisition. Certain other properties may be specifically suited to the particular needs of a tenant and may become vacant after we acquire them. Even if a tenant renews its lease or we enter into a lease with a new tenant, the terms of the new lease may be less favorable than the terms of the old lease. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the property’s leases. If we are unable to promptly renew or enter into new leases, or if the rental rates are lower than expected, our results of operations and financial condition will be adversely affected. For example, following the termination or expiration of a tenant’s lease there may be a period of time before we will begin receiving rental payments under a replacement lease. During that period, we will continue to bear fixed expenses such as interest, real estate taxes, maintenance, security, repairs and other operating expenses. In addition, declining economic conditions may impair our ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases. Increased competition for tenants may require us to make capital improvements to properties which would not have otherwise been planned. Any unbudgeted capital improvements that we undertake may divert cash that would otherwise be available for distributions or for satisfying repurchase requests. Ultimately, to the extent that we are unable to renew leases or re-let space as leases expire, decreased cash flow from tenants will result, which could adversely impact our operating results.
We may be required to expend funds to correct defects or to make improvements before a tenant can be found for a property at an attractive lease rate or an investment in a property can be sold. No assurance can be given that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed on that property. These factors and others that could impede our ability to respond to adverse changes in the performance of our properties could significantly affect our financial condition and operating results.
Leases with retail properties’ tenants may restrict us from re-leasing space.
Many leases with retail tenants contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. These provisions may limit the number and types of prospective tenants interested in leasing space in a particular retail property.
Our properties may face significant competition.
We may face significant competition from owners, operators and developers of properties. Substantially all of our properties will face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. If one of our properties were to lose an anchor tenant, this could impact the leases of other tenants, who may be able to modify or terminate their leases as a result.

Our properties may be leased at below-market rates under long-term leases.
We may seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers; provided that contractual rent increases are included. In addition, where appropriate, we will seek leases that provide for operating expenses, or expense increases, to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates, we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.
We may experience material losses or damage related to our properties and such losses may not be covered by insurance.
We may experience material losses related to our properties arising from natural disasters, such as extreme weather events, climate change, earthquakes, floods and acts of god, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war and military conflicts, acts of terrorism or other catastrophes. We will rely on our operating partners to carry insurance covering our properties under policies the Advisor deems appropriate. The Advisor will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism, in others the coverage against terrorist acts is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions could increase as well. As a result, not all investments may be insured against terrorism, weather or fire. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events could have a broader negative impact on the global or local economy, thereby affecting us or the Advisor.
We could become subject to liability for environmental violations, regardless of whether we caused such violations.
We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred.

In addition, third parties may sue the owner or manager of a property for damages based on personal injury, natural resources or property damage and/or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land or by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition. We could also suffer losses if reserves or insurance proceeds prove inadequate to cover any such matters.
The cost to perform any remediation, and the cost to defend against any related claims, could exceed the value of the relevant investment, and in such cases we could be forced to satisfy the claims from other assets and investments. We may have an indemnity from a third party purporting to cover these liabilities, but there can be no assurance as to the financial viability of any indemnifying party at the time a claim arises. In addition, some environmental laws create a lien on a contaminated asset in favor of governments or government agencies for costs they may incur in connection with the contamination.
Our costs associated with complying with the Americans with Disabilities Act of 1990 (the “ADA”) may affect cash available for distributions.
Any domestic properties we acquire will generally be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We may acquire properties that do not comply with the ADA or we may not be able to allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA in all cases.
The multifamily residential properties in which we invest must comply with the Fair Housing Amendment of 1988.
The multifamily residential properties in which we invest domestically, if any, must comply with the Fair Housing Amendment Act of 1988 (“FHAA”) which requires that multifamily communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily communities to ensure compliance with these requirements. Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.
The properties we acquire will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.
Any properties we acquire will be subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Some of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we will generally be responsible for property taxes related to any vacant space. If we purchase residential properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.

Certain of our industrial properties may be special use and/or build-to-suit and may be difficult to sell or re-let upon tenant defaults or lease terminations.
Certain of our industrial properties may include special use and/or build-to-suit properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With such properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions to lease the property to another tenant, finance the property or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-let our industrial properties and adversely affect our results of operations at such properties.
We face risks in effecting operating improvements.
In some cases, the success of an investment will depend, in part, on our ability to restructure and effect improvements in the operations of a property. The activity of identifying and implementing restructuring programs and operating improvements at properties entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs and improvements.
Our industrial tenants may be adversely affected by a decline in manufacturing activity in the U.S.
Fluctuations in manufacturing activity in the U.S. may adversely affect our industrial tenants and therefore the demand for and profitability of our industrial properties. Trade agreements with foreign countries have given employers the option to utilize less expensive foreign manufacturing workers. Outsourcing manufacturing activities could reduce the demand for U.S. workers, thereby reducing the profitability of our industrial tenants and the demand for and profitability of our industrial properties.
We could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for residential housing.
Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) are a major source of financing for residential real estate in the U.S. We expect to utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. In September 2008, the U.S. government increased its control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced and congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for residential housing more generally may adversely affect interest rates, capital availability, development of residential communities and the value of residential assets and, as a result, may adversely affect our future growth and operations. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the residential sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of residential assets, which could impair the value of a significant portion of residential communities. Specifically, the potential for a decrease in liquidity made available to the residential sector by Fannie Mae and Freddie Mac could:
•make it more difficult for us to secure new takeout financing for any residential development projects we acquire;
•hinder our ability to refinance any completed residential assets;
•decrease the amount of available liquidity and credit that could be used to broaden our portfolio through the acquisition of residential assets; and
•require us to obtain other sources of debt capital with potentially different terms.

Short-term multifamily community leases associated with any multifamily residential properties we acquire may expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions to you.
If we invest in a joint venture that purchases multifamily residential properties, substantially all of the multifamily community leases could be on a short-term basis. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.
Increased levels of unemployment could adversely affect the occupancy and rental rates of any residential properties we acquire.
Increased levels of unemployment in residential markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, residential occupancy and rental rates have historically been adversely affected by:
•oversupply or reduced demand for apartment homes;
•rental residents deciding to share rental units and therefore rent fewer units;
•potential residents moving back into family homes or delaying leaving family homes;
•a reduced demand for higher-rent units;
•a decline in household formation;
•persons enrolled in college delaying leaving college or choosing to proceed to or return to graduate school in the absence of available employment;
•rent control or rent stabilization laws, or other laws regulating housing, that could prevent us from raising rents sufficiently to offset increases in operating costs;
•the inability or unwillingness of residents to pay rent increases; and
•increased collection losses.
These factors generally have contributed to lower rental rates. To the extent that we invest in any residential properties, our results of operations, financial condition and ability to make distributions to you may be adversely affected if these factors do not improve or worsen.
If any credit market disruptions or economic slowdowns occur, any investments in multifamily properties may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.
Any multifamily communities in which we invest may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Such competitive housing alternatives may become more prevalent in a particular area in the event of any tightening of mortgage lending underwriting criteria, homeowner foreclosures, declines in single-family home and condominium sales or lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.
Climate change and climate-change related regulation may adversely affect our business and financial results and damage our reputation.
There has been increasing awareness of severe weather and other climate events outside of the historical norm as well as increasing concern from government agencies about the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements could increase our costs or require additional technology and capital investment by our borrowers, which could adversely affect our results of operations. This is a particular concern in the western and northeastern U.S., where some of the most extensive and stringent environmental laws and building construction standards in the U.S. have been enacted.

Further, significant physical effects of climate change, including extreme weather events such as hurricanes, floods, droughts and wildfires, can also have an adverse impact on our properties, operations and business. For example, our properties could be severely damaged or destroyed from either singular extreme weather events or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rising sea levels). Such events could also adversely impact us or the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. Furthermore, climate change could also increase utility and other costs of operating our properties, including increased costs for energy, water and other supply chain materials, which, if not offset by rising rental income and/or paid by tenants, could have a material adverse effect on our properties, operations and business. In addition, we may incur significant costs in preparing for possible future climate change or climate related events or in response to our tenants’ requests for such investments and we may not realize desirable returns on those investments. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. For example, unseasonal or violent weather events can have a material impact to businesses or properties that focus on hospitality.
Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.
ESG matters have been the subject of increased focus by advocacy groups, government agencies and the general public, and new regulatory initiatives related to ESG that are applicable to us could expand the nature, scope, and complexity of matters that we are required to manage, assess and report and could adversely affect our business. There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the U.S., the European Union and the United Kingdom. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we conduct our businesses and adversely affect our profitability. Additionally, any such laws or regulations could also impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties. Further, as a result of these legislative and regulatory initiatives, we may, for the first time, be required to provide additional disclosure to investors in our public filings with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, we or the Advisor may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect our operations.
Additionally, we could be criticized for the scope or nature of our ESG initiatives or goals, or for any revisions to these goals. If we are unable to adequately address such ESG matters or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, or if we or our tenants fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.
We may not be able to attract desirable tenants for our residential properties and may have difficulty evicting defaulting tenants.
Our success with residential rentals will depend, in large part, upon our ability to attract and retain qualified tenants for our residential properties. If we are unable to attract quality tenants our rental revenues will be adversely affected. If certain of our tenants cease paying rent, we may be unable or unwilling to evict such tenants due to legal, regulatory or practical concerns and, as a result, may be unable to enter into a new lease for the applicable unit or property, resulting in lost revenue. In addition, our efforts to evict residential tenants may result in litigation, resulting in increased expenses and potential liability for our residential properties.

Rent control and other changes in applicable laws, or noncompliance with applicable laws, could adversely affect our residential properties.
Lower revenue growth or significant unanticipated expenditures may result from changes in rent control or rent stabilization laws or other residential landlord/tenant laws. Municipalities may implement, consider or be urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions that could limit our ability to raise rents based on market conditions. For example, in 2016 in Mountain View, California, voters passed a referendum that limits rent increases on existing tenants (but not on new move-ins) in communities built before 1995. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating residential housing, as well as any lawsuits against us arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations may limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating costs and could make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with investments in residential properties, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from such properties.
The hospitality or leisure market is seasonal, highly competitive and generally subject to greater volatility than our other market segments.
The hospitality or leisure business is seasonal, highly competitive and influenced by factors such as general and local economic conditions, location, room rates, quality, service levels, reputation and reservation systems, among many other factors. The hospitality or leisure industry generally experiences seasonal slowdown in the third quarter and, to a lesser extent, in the fourth quarter of each year. As a result of such seasonality, there will likely be quarterly fluctuations in results of operations of any hospitality or leisure properties that we own. There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us. Competition also comes from non-traditional hospitality sources, such as home-sharing platforms. This competition, along with other factors, such as over-building in the hospitality or leisure industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality or leisure properties. The demand for rooms at any hospitality or leisure properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire. In addition, any such properties that we may own may be adversely affected by factors outside our control, such as extreme weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel. These factors could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to stockholders.
Government housing regulations may limit the opportunities at some of the government-assisted housing properties we invest in, and failure to comply with resident qualification requirements may result in financial penalties and/or loss of benefits, such as rental revenues paid by government agencies.
To the extent that we invest in government-assisted housing, we may acquire properties that benefit from governmental programs intended to provide affordable housing to individuals with low or moderate incomes. These programs, which are typically administered by the U.S. Department of Housing and Urban Development (“HUD”) or state housing finance agencies, typically provide mortgage insurance, favorable financing terms, tax credits or rental assistance payments to property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts and impose restrictions on resident incomes. Failure to comply with these requirements and restrictions may result in financial penalties or loss of benefits. In addition, we will often need to obtain the approval of HUD in order to acquire or dispose of a significant interest in or manage a HUD-assisted property.

Retail properties depend on anchor tenants to attract shoppers and could be adversely affected by the loss of a key anchor tenant.
Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.
We may be adversely affected by trends in the office real estate industry.
Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders. We may also be negatively impacted by competition from other short-term office or shared space leasing companies.
We could be negatively impacted by increased competition, decreased demand and restrictive zoning ordinances in the manufactured housing markets in which we invest.
The manufactured housing industry is generally subject to many of the same national and regional economic and demographic factors that affect the housing industry generally. These factors, including shortage of consumer financing, public’s perception, consumer confidence, inflation, regional population and employment trends, availability of and cost of alternative housing, weather conditions and general economic conditions, tend to impact manufactured homes to a greater degree than traditional residential homes. Our operating results from our manufactured housing investments may be adversely affected by: (i) competition from other available manufactured housing sites or available land for the placement of manufactured homes outside of established communities and alternative forms of housing (such as apartment buildings and site built single-family homes) and (ii) local real estate market conditions such as the oversupply of manufactured housing sites or a reduction in demand for manufactured housing sites in an area. In addition, the inability to secure zoning permits from local authorities may pose the most significant barrier to entry for developing new manufactured housing sites.
Manufactured home loans may be subject to greater credit risk.
We may hold loans secured by manufactured homes, which generally have higher delinquency and default rates than standard residential mortgage loans due to various factors, including, among other things, the manner in which borrowers have handled previous credit, the absence or limited extent of borrowers’ prior credit history, limited financial resources, frequent changes in or loss of employment and changes in borrowers’ personal or domestic situations that affect their ability to repay loans. Any substantial economic slowdown could increase delinquencies, defaults, repossessions and foreclosures with respect to manufactured homes. Also, the value of manufactured homes may depreciate over time, which can negatively impact the manufactured home industry and lead to increased defaults and delinquencies and lower recovery rates upon default.
We may invest in commercial properties subject to net leases, which could subject us to losses.
We may invest in commercial properties subject to net leases. Typically, net leases require the tenants to pay substantially all of the operating costs associated with the properties. As a result, the value of, and income from, investments in commercial properties subject to net leases will depend, in part, upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to so maintain a property, we will be subject to all risks associated with owning the underlying real estate. In addition, we may have limited oversight into the operations or the managers of these properties, subject to the terms of the net leases.

Certain commercial properties subject to net leases in which we may invest are occupied by a single tenant and, therefore, the success of such investments is largely dependent on the financial stability of each such tenant. A default of any such tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.
In addition, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. We may acquire these investments through sale-leaseback transactions, which involve the purchase of a property and the leasing of such property back to the seller thereof. If we enter into a sale-leaseback transaction, we will seek to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the Internal Revenue Service (the “IRS”) will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and the timing of our income inclusion could differ from that of the lease payments. If a sale-leaseback transaction were so recharacterized (or otherwise not respected as a lease), we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the REIT distribution requirement for a taxable year.
If a tenant of a net lease defaults and we are unable to find a replacement tenant, we may attempt to hold and operate the relevant property ourselves through a taxable REIT subsidiary, which would subject income on the property to corporate-level taxation, thereby reducing our funds available for distribution. In certain circumstances, depending on how much capacity we have available of the total value we are permitted to hold in taxable REIT subsidiaries under applicable rules, we may not be able to hold and operate the property in a taxable REIT subsidiary, which could result in the property and the related income not satisfying the REIT qualification asset and income tests and could jeopardize our REIT status.
Technological or other innovations may disrupt the markets and sectors in which we operate and subject us to increased competition or negatively impact the tenants of our properties and the value of our properties.
Recent trends in the real estate market and the sectors in which we may invest generally have been toward disrupting the industry with technological or other innovations, and multiple young companies have been successful in capitalizing on this trend toward disruption. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect us, tenants of our properties or our investments or alter the market practices that help frame our strategy. For example, the value of our hospitality properties is affected by competition from the non-traditional hospitality sector (such as short-term rental services), our office properties are affected by competition from shared office spaces (including co-working environments), our retail properties may be affected by changes in consumer behavior, including increased shopping via the internet, and our warehouse industrial properties may be affected if supply chains evolve in a way that decreases the need for traditional warehousing. Any of these new approaches could damage our investments, significantly disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not have been foreseeable at the time we made the investment. Furthermore, we could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.
Rising inflation may adversely affect our financial condition and results of operations.
Inflation in the U.S. remained elevated throughout 2022 and 2023 and may continue to remain high in the future. While inflation has shown signs of moderating, it remains uncertain whether substantial inflation in the U.S. will be sustained over an extended period of time or have a significant effect on the U.S. or other economies. Rising inflation could have an adverse impact on our floating rate mortgages, credit facilities, property operating expenses and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable.

In addition, leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to pay distributions on our common stock could be materially adversely affected.
Rising interest rates could impact the value of our investments.
Interest rates are one of the variables that affect real estate asset prices. A number of other factors are also important, including real estate market fundamentals, inflation expectations, and investor investment horizons and return targets. For real estate, changes in interest rates influence real estate capitalization rates, with higher interest rates ultimately resulting in higher capitalization rates and lower property values, all other things being equal. However, interest rates and capitalization rates do not always move in lockstep as there typically is a lag between changes in interest rates and changes in capitalization rates, and especially for high quality properties. Capitalization rates tend to be durable due to the long term, inflation-protected nature of tenant leases, which typically include annual rent increases. In response to recent inflationary pressure, the Federal Reserve and other global central banks have raised interest rates in 2022 and 2023. While the Federal Reserve has indicated that it expects to consider interest rate reductions during 2024, continued elevated interest rates may negatively affect our investment opportunities and the value of our investments as described above.
General Risks Related to Investments in Real Estate-Related Securities
Reinvestment risk could affect the price for our shares or their overall returns.
Reinvestment risk is the risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our real estate debt portfolio’s current earnings rate. A decline in income could affect the NAV of our shares or their overall returns.
The operating and financial risks of issuers and the underlying default risk across capital structures may adversely affect our results of operations and financial condition.
Our securities investments involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on real estate debt instruments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, an issuer’s equity and the financial circumstances of the issuer, as well as general economic conditions. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. To the extent we hold an equity or “mezzanine” interest in any issuer that is unable to meet its debt payment obligations, such equity or mezzanine interest could become subordinated to the rights of such issuer’s creditors in a bankruptcy. Furthermore, the financial performance of one or more issuers could deteriorate as a result of, among other things, adverse developments in their businesses, changes in the competitive environment or an economic downturn. As a result, underlying properties or issuers that we expected to be stable may operate, or expect to operate, at a loss or have significant fluctuations in ongoing operating results, may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.
We may invest in high-yield debt which is generally subject to more risk than higher rated securities.
Debt that is, at the time of purchase, rated below investment grade (below Baa by Moody’s and below BBB by S&P and Fitch), an equivalent rating assigned by another nationally recognized statistical rating organization or unrated but judged by the Advisor to be of comparable quality are commonly referred to as “high-yield” securities.

Investments in high-yield securities, or equivalent unrated securities, generally provide greater income and increased opportunity for capital appreciation than investments in higher quality securities, but they also typically involve greater volatility of price and risk of loss of income and principal and may be more susceptible to real or perceived adverse economic and competitive industry conditions than higher-grade securities. High-yield securities are regarded as predominantly speculative with respect to the issuer’s continuing ability to meet principal and interest payments. Debt instruments in the lowest investment grade category also may be considered to possess some speculative characteristics by certain rating agencies. In addition, analysis of the creditworthiness of issuers of high-yield securities may be more complex than for issuers of higher quality securities.
High-yield securities may be more susceptible to real or perceived adverse economic and competitive industry conditions than investment grade securities. A projection of an economic downturn or of a period of rising interest rates, for example, could cause a decline in high yield security prices because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations. If an issuer of high yield securities defaults, in addition to risking non-payment of all or a portion of interest and principal, we may incur additional expenses to seek recovery. The market prices of high-yield securities structured as zero-coupon, step-up or payment-in-kind securities will normally be affected to a greater extent by interest rate changes, and therefore tend to be more volatile than the prices of securities that pay interest currently and in cash.
The secondary market on which high-yield securities are traded may be less liquid than the market for investment grade securities. Less liquidity in the secondary trading market could adversely affect the price at which we could sell a high yield security, and could adversely affect the NAV of our shares. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may decrease the values and liquidity of high yield securities, especially in a thinly-traded market. When secondary markets for high-yield securities are less liquid than the market for investment grade securities, it may be more difficult to value the securities because such valuation may require more research, and elements of judgment may play a greater role in the valuation because there is less reliable, objective data available. During periods of thin trading in these markets, the spread between bid and asked prices is likely to increase significantly and we may have greater difficulty selling our portfolio securities. We will be more dependent on the Advisor’s research and analysis when investing in high-yield securities.
Some of our securities investments may become distressed, which securities would have a high risk of default and may be illiquid.
While it is generally anticipated that our real estate-related investments will focus primarily on investments in non-distressed real estate-related interests (based on our belief that there is not a low likelihood of repayment), our investments may become distressed following our acquisition thereof. Additionally, we may invest in real estate debt investments that we believe are available to purchase at “discounted” rates or “undervalued” prices.
Purchasing real estate debt at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive returns to us or will not be subject to further reductions in value. There is no assurance that such investments can be acquired at favorable prices, that such investments will not default, or that the market for such interests will improve. In addition, the market conditions for real estate debt investments may deteriorate further, which could have an adverse effect on the performance of our investments.
During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. There is no assurance that the Advisor will correctly evaluate the value of the assets collateralizing such investments or the prospects for a successful reorganization or similar action.
These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy or other similar administrative proceedings, or may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, an extension of the term, a substantial reduction in the interest rate, a substantial write-down of the principal of such investment and other concessions which could adversely affect our returns on the investment. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment therein.

For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transactions under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held, or may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.
However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such investment, replacement “takeout” financing will not be available, resulting in an inability by the issuer to repay the investment. Although unlikely, it is possible that the Advisor may find it necessary or desirable to foreclose on collateral securing real estate debt we acquire. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Issuers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses against the holder of a real estate loan, including, without limitation, lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action, which often prolongs and complicates an already difficult and time-consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, an issuer may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing, management, development and other operations of the property. In the event we foreclose on an investment, we will be subject to the risks associated with owning and operating real estate.
Certain risks associated with commercial mortgage-backed securities (“CMBS”) may adversely affect our results of operations and financial condition.
We may invest a portion of our assets in pools or tranches of CMBS, including horizontal and other risk retention investments. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels, and which from time to time include assets or properties owned directly or indirectly by one or more other Cohen & Steers accounts (being investment funds, registered investment companies, REITs, vehicles, accounts, products and/or other similar arrangements sponsored, advised, sub-advised and/or managed by Cohen & Steers or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles and other entities formed by, or in connection with an investment by, Cohen & Steers or its affiliates side-by-side or additional general partner investments with respect thereto), collectively “Other Cohen & Steers Accounts”).
CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally face the risks described in “—We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.”
MBS may also have structural characteristics that distinguish them from other securities. The interest rate payable on these types of securities may be set or effectively capped at the weighted average net coupon of the underlying assets themselves. As a result of this cap, the return to investors in such a security would be dependent on the relevant timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. In general, early prepayments will have a greater impact on the yield to investors. Federal and state law may also affect the return to investors by capping the interest rates payable by certain mortgagors. Certain MBS may provide for the payment of only interest for a stated period of time. In addition, in a bankruptcy or similar proceeding involving the originator or the servicer of the CMBS (often the same entity or an affiliate), the assets of the issuer of such securities could be treated as never having been truly sold to the originator to the issuer and could be substantively consolidated with those of the originator, or the transfer of such assets to the issuer could be voided as a fraudulent transfer.

The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our CMBS investments quickly. Additionally, certain of our securities investments, such as horizontal or other risk retention investments in CMBS, may have certain holding period and other restrictions that limit our ability to sell such investments.
Concentrated CMBS investments may pose specific risks beyond the control of the Advisor that may adversely affect our results of operations and financial condition.
Default risks with respect to CMBS investments may be further pronounced in the case of single-issuer CMBSs or CMBSs secured by a small or less diverse collateral pool, which is the majority of our real estate debt portfolio. At any one time, a portfolio of CMBS may be backed by commercial mortgage loans disproportionately secured by properties in only a few states, regions or foreign countries. As a result, such investments may be more susceptible to geographic risks relating to such areas, including adverse economic conditions, declining home values, adverse events affecting industries located in such areas and other factors beyond the control of the Advisor relative to investments in multi-issuer CMBS or a pool of mortgage loans having more diverse property locations.
The quality of the CMBS is dependent on the credit quality and selection of the mortgages for each issuance.
CMBS are also affected by the quality of the credit extended. As a result, the quality of the CMBS is dependent upon the selection of the commercial mortgages for each issuance and the cash flow generated by the commercial real estate assets, as well as the relative diversification of the collateral pool underlying such CMBS and other factors such as adverse selection within a particular tranche or issuance.
There are certain risks associated with the insolvency of obligations backing MBS and other investments.
The real estate loans backing the MBS and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply in order to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the MBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.
There are certain risks associated with MBS interest shortfalls.
Where we make MBS investments, such investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the MBS interest holders. Interest shortfalls to the MBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in an MBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the MBS trust may also occur as a result of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to MBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in an MBS trust until the servicer’s claim is satisfied.

Our CMBS investments face risks associated with extensions that may adversely affect our results of operations and financial condition.
Where we make CMBS and other investments, such investments may be subject to extension, resulting in the term of the securities being longer than expected. Extensions are affected by a number of factors, including the general availability of financing in the market, the value of the related mortgaged property, the borrower’s equity in the mortgaged property, the financial circumstances of the borrower, fluctuations in the business operated by the borrower on the mortgaged property, competition, general economic conditions and other factors. Such extensions may also be made without the Advisor’s consent.
There are certain risks associated with the servicers of commercial real estate loans underlying CMBS and other investments.
The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying CMBS and other investments may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to immediately address issues or concerns with the underlying loans. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. While servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all bond classes, servicers with an affiliate investment in the CMBS or other investments may have a conflict of interest. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to effectively perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect our investments.
We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.
We may invest from time to time in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by residential, commercial or other properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired.
Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to publicly traded securities.

Commercial mortgage loans are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property, the financial circumstances of the borrower, tenant mix and tenant bankruptcies, property management decisions, including with respect to capital improvements, property location and condition, competition from other properties offering the same or similar services, environmental conditions, real estate tax rates, tax credits and other operating expenses, governmental rules, regulations and fiscal policies, acts of god, terrorism, social unrest and civil disturbances. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. The overall level of commercial mortgage loan defaults remains significant and market values of the underlying commercial real estate remain distressed in many cases. It has also become increasingly difficult for lenders to dispose of foreclosed commercial real estate without incurring substantial investment losses, ultimately leading to a decline in the value of such investments.
In the event of any default under a mortgage or real estate loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage or real estate loan, which could have a material adverse effect on our profitability. In the event of the bankruptcy of a mortgage or real estate loan borrower, the mortgage or real estate loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage or real estate loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Additionally, in the event of a default under any senior debt, the junior or subordinate lender generally forecloses on the equity, purchases the senior debt or negotiates a forbearance or restructuring arrangement with the senior lender in order to preserve its collateral.
We may invest in structured products or similar products that may include structural and legal risks.
We may invest from time to time in structured products, including pools of mortgages, loans and other real estate-related interests. These investments may include debt securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans. We may also invest in credit risk transfer notes that, while not structured products, face similar risks as structured products because they are debt securities issued by governmental agencies but their value depends in part on a pool of mortgage loans. Our investments in structured products are subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor investing in the subordinated debt securities. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.

We may acquire and sell residential credit investments, which may subject us to legal, regulatory and other risks that could adversely impact our business and financial results.
We may invest directly and indirectly in residential credit investments, which may include performing loans, nonperforming loans, residential mortgage loans and residential mortgage-backed securities (“RMBS”), which represent interests in pools of residential mortgage loans secured by one to four family residential mortgage loans. Investments in residential credit (including RMBS) are subject to various risks and uncertainties, including credit, market, interest rate, structural and legal risk. These risks may be magnified by volatility in the economy and in real estate markets generally. Any downturn in the U.S. or global economies may adversely affect the financial condition of residential owners and tenants, making it more difficult for them to meet their periodic repayment obligations relating to residential real estate. Residential credits are not traded on an exchange and there may be a limited market for the securities, especially when there is a perceived weakness in the mortgage and real estate market sectors. In addition, interest and principal payments for RMBS are made more frequently than traditional debt securities and the principal of any RMBS may often be prepaid at any time because the underlying residential mortgage loans may be prepaid at any time.
Residential mortgage loans are obligations of the borrowers thereunder only and are not typically insured or guaranteed by any other person or entity, although such loans may be securitized by government agencies and the securities issued may be guaranteed. The rate of defaults and losses on residential mortgage loans will be affected by a number of factors, including general economic conditions and those in the geographic area where the mortgaged property is located, the terms of the mortgage loan, the borrower’s equity in the mortgaged property and the financial circumstances of the borrower. Certain mortgage loans may be of sub-prime credit quality (i.e., do not meet the customary credit standards of Fannie Mae and Freddie Mac). Delinquencies and liquidation proceedings are more likely with sub-prime mortgage loans than with mortgage loans that satisfy customary credit standards. If a residential mortgage loan is in default, foreclosure of such residential mortgage loan may be a lengthy and difficult process, and may involve significant expenses. Furthermore, the market for defaulted residential mortgage loans or foreclosed properties may be very limited.
Residential mortgage loans in an issue of RMBS may also be subject to various U.S. federal and state laws, foreign laws, public policies and principles of equity that protect consumers which, among other things, may regulate interest rates and other fees, require certain disclosures, require licensing of originators, prohibit discriminatory lending practices, regulate the use of consumer credit information and regulate debt collection practices. In addition, a number of legislative proposals have been introduced in the U.S. at the federal, state and municipal level that are designed to discourage predatory lending practices. Violation of such laws, public policies and principles may limit the servicer’s ability to collect all or part of the principal or interest on a residential mortgage loan, entitle the borrower to a refund of amounts previously paid by it or subject the servicer to damages and administrative enforcement. Any such violation could also result in cash flow delays and losses on the related issue of RMBS.

If we invest in RMBS, which may include government mortgage pass-through securities and non-agency RMBS, these investments are subject to certain other risks that may adversely affect our results of operations and financial condition.
If we invest in RMBS, these investments are subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our investments in RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments. At any one time, a portfolio of RMBS may be backed by residential mortgage loans with disproportionately large aggregate principal amounts secured by properties in only a few states or regions in the U.S. or in only a few foreign countries. As a result, the residential mortgage loans may be more susceptible to geographic risks relating to such areas, such as adverse economic conditions, adverse political changes, adverse events affecting industries located in such areas and natural hazards affecting such areas, than would be the case for a pool of mortgage loans having more diverse property locations. We may also acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Fannie Mae and Freddie Mac and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. In addition, we may invest in government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae certificates are direct obligations of the U.S. government and, as such, are backed by the “full faith and credit” of the U.S. Fannie Mae is a federally chartered, privately owned corporation and Freddie Mac is a corporate instrumentality of the U.S. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the U.S. but the issuing agency or instrumentality has the right to borrow, to meet its obligations, from an existing line of credit with the U.S. Treasury. The U.S. Treasury has no legal obligation to provide such line of credit and may choose not to do so.
We may face risks related to our investments in collateralized debt obligations.
We may also invest from time to time in collateralized debt obligations (“CDOs”). CDOs include, among other things, collateralized loan obligations (“CLOs”) and other similarly structured securities. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. CDOs may charge a management fee and administrative expenses. For CLOs, the cash flows from the trust are split into two or more portions, called tranches, varying in risk and yield. The riskiest portion is the “equity” tranche which bears the bulk of defaults from the bonds or loans in the trust and serves to protect the other, more senior tranches from default in all but the most severe circumstances. Since it is partially protected from defaults, a senior tranche from a CLO trust typically has higher ratings and lower yields than the underlying securities, and can be rated investment grade. Despite the protection from the equity tranche, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class. The risks of an investment in a CDO depend largely on the type of the collateral and the class of the CDO in which we invest.

Normally, CLOs and other CDOs are privately offered and sold, and thus are not registered under the securities laws. As a result, certain investments in CDOs may be characterized as illiquid securities and volatility in CLO and CDO trading markets may cause the value of these investments to decline. Moreover, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Also, with respect to the CLOs and CDOs in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CLOs or CDOs for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CDOs carry additional risks including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that we may invest in CDOs that are subordinate to other classes; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results.
We may invest in subordinated debt, which is subject to greater credit risk than senior debt.
We may from time to time invest in debt instruments, including junior tranches of CMBS and “mezzanine” or junior mortgage loans (e.g., B-Notes), that are subordinated in an issuer’s capital structure. To the extent we invest in subordinated debt of an issuer’s capital structure, including subordinated CMBS bonds or other “mezzanine” debt, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in an issuer’s capital structure and, to the extent applicable, contractual inter-creditor, co-lender and participation agreement provisions.
Investments in subordinated debt involve greater credit risk of default and loss than the more senior classes or tranches of debt in an issuer’s capital structure. Subordinated tranches of debt instruments (including MBS) absorb losses from default before other more senior tranches of such instruments, which creates a risk particularly if such instruments (or securities) have been issued with little or no credit enhancement or equity. As a result, to the extent we invest in subordinate debt instruments (including MBS), we would likely receive payments or interest distributions after, and must bear the effects of losses or defaults on, the senior debt (including underlying mortgage loans, senior mezzanine debt or senior CMBS bonds) before, the holders of other more senior tranches of debt instruments with respect to such issuer.
We will face risks related to our investments in mezzanine loans.
Although not directly secured by the underlying real estate, mezzanine loans are also subject to risk of subordination and share certain characteristics of subordinate loan interests described above. As with commercial mortgage loans, repayment of a mezzanine loan is dependent on the successful operation of the underlying commercial properties and, therefore, is subject to similar considerations and risks. Mezzanine loans may also be affected by the successful operation of other properties, but mezzanine loans are not secured by interests in the underlying commercial properties.
With most mezzanine loans, the bulk of the loan balance is payable at maturity with a one-time “balloon payment.” Full satisfaction of the balloon payment by a borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, and full satisfaction of a loan will be affected by a borrower’s access to credit or a functioning sales market. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan may be impaired. Moreover, mezzanine loans are usually non-recourse in nature. Therefore, if a borrower defaults on the loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invests increase, the performance of our investments related thereto may be adversely affected.

B-Notes and A/B Structures may pose additional risks that may adversely affect our results of operations and financial condition.
We may invest in B-notes, which are mortgage loans typically (i) secured by a first mortgage on a commercial property or group of related properties and (ii) subordinated to an A-note portion of the same first mortgage secured by the same collateral (which we would not expect to hold). As a result, if a borrower defaults, there may not be sufficient funds remaining to repay B-note holders after payment to the A-note holders. Since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. In addition to the risks described above, certain additional risks apply to B-note investments, including those described herein. The B-note portion of a loan is typically small relative to the overall loan, and is in the first loss position. As a means to protect against the holder of the A-note from taking certain actions or, receiving certain benefits to the detriment of the holder of the B-note, the holder of the B-note often (but not always) has the right to purchase the A-note from its holder. If available, this right may not be meaningful to us. For example, we may not have the capital available to protect our B-note interest or purchasing the A-note may alter our overall portfolio and risk/return profile to the detriment of our stockholders. In addition, a B-note may be in the form of a “rake bond.” A “rake bond” is a CMBS backed solely by a single promissory note secured by a mortgaged property, which promissory note is subordinate in right of payment to one or more separate promissory notes secured by the same mortgaged property.
We may invest in a wide range of real estate debt pursuant to our broad investment guidelines.
Pursuant to our investment guidelines, our real estate debt investments may include, but are not limited to, CMBS, real estate-related corporate credit, mortgages, loans, mezzanine and other forms of debt (including residential MBS and other residential credit and debt of real estate-related companies), preferred equity and derivatives, and such investments may not be secured by real estate assets.
There are special risks associated with investing in debt securities. The issuer or guarantor of a security may not be able or willing to make payments of interest and principal when due because the issuer or guarantor of the security experiences a decline in its financial status. Changes in an issuer’s credit rating or the market’s perception of an issuer’s creditworthiness may also affect the value of our investment in that issuer. In addition, if interest rates change, credit spreads or other factors may result in the repayment of a debt security more quickly than expected, such that we may have to invest the proceeds in lower yielding securities, or that expectations of such early call will negatively impact the market price of the security. Changing interest rates or credit spreads may also result in diminishing repayment expectations, which can cause the value of debt securities to fall.
Certain debt securities may be substantially less liquid than many other securities, such as common equity or U.S. government securities. Illiquid securities may not be able to be sold at the desired time or at prices approximating the value at which we carry the securities on our books. During periods of high volatility, we may experience increased redemptions, requiring us to liquidate securities when it is difficult to do so.
In addition, the market value of a convertible security performs like that of a regular debt security; that is, if market interest rates rise, the value of a convertible security usually falls. In addition, convertible securities are subject to the risk that the issuer will not be able to pay interest or dividends when due, and their market value may change based on changes in the issuer’s credit rating or the market’s perception of the issuer’s creditworthiness. Because it derives a portion of its value from the common stock into which it may be converted, a convertible security is also subject to the same types of market and issuer risk as apply to the underlying common stock.
The Advisor may also employ new investment techniques or invest in new instruments that it believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically defined herein, so long as such investments are consistent with the investment guidelines and our charter. New investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any new investment technique or instrument developed by us may be more speculative than earlier investment techniques or instruments and may involve material and unanticipated risks. Our Board may also change our investment guidelines without the consent of our stockholders.

We may invest in real estate-related equity, which is subordinate to any indebtedness, but involves different rights.
We may invest from time to time in non-controlling preferred equity positions, common equity and other real estate-related interests. Preferred equity investments generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans, but rank senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effectuate a change of control with respect to the ownership of the property.
There are various risks associated with investing in preferred securities. Preferred securities may include provisions that permit the issuer, at its discretion, to defer or omit distributions for a stated period without any adverse consequences to the issuer. In certain cases, deferring or omitting distributions may be mandatory. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes although we have not yet received such income. Recent changes in bank regulations may increase the likelihood for issuers to defer or omit distributions. In addition, during periods of declining interest rates, an issuer may be able to exercise an option to redeem its issue at par earlier than schedule. Recent regulatory changes may increase call risk with respect to certain types of preferred securities. If this occurs, we may be forced to reinvest in lower yielding securities. Preferred securities frequently have call features that allow the issuer to repurchase the security prior to its stated maturity. An issuer may redeem preferred securities if the issuer can refinance the preferred securities at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer, or in the event of regulatory changes affecting the capital treatment of a security.
In addition, traditional preferred securities generally offer no voting rights with respect to the issuer unless preferred dividends have been in arrears for a specified number of periods, at which time the preferred security holders may elect a number of directors to the issuer’s board of directors. Generally, once all the arrearages have been paid, the preferred security holders no longer have voting rights. Hybrid-preferred security holders generally have no voting rights. Also, in certain varying circumstances, an issuer of preferred securities may redeem the securities prior to a specified date. For instance, for certain types of preferred securities, a redemption may be triggered by a change in U.S. federal income tax or securities laws. As with call provisions, a redemption by the issuer may have a negative impact on the return of the security held by us.
Common equity is subject to special risks. Although common equity has historically generated higher average returns than fixed-income securities over the long-term, common equity also has experienced significantly more volatility in returns. Common equity may be more susceptible to adverse changes in market value due to issuer-specific events or general movements in the equity markets. A drop in the stock market may depress the price of common equity held by us. Common equity prices fluctuate for many reasons, including changes to investors’ perceptions of the financial condition of an issuer or the general condition of the relevant stock market or the occurrence of political or economic events affecting issuers. For example, an adverse event, such as an unfavorable earnings report, may depress the value of common equity in which we have invested; the price of common equity of an issuer may be particularly sensitive to general movements in the stock market; or a drop in the stock market may depress the price of most or all of the common equity held by us. Also, common equity of an issuer in our portfolio may decline in price if the issuer fails to make anticipated dividend payments because, among other reasons, the issuer of the security experiences a decline in its financial condition. Common equity in which we invest is typically subordinated to preferred securities, bonds and other debt instruments in a company’s capital structure in terms of priority to corporate income and assets, and, therefore, will be subject to greater risk than the preferred securities or debt instruments of such issuers. In addition, common equity prices may be sensitive to rising interest rates as the costs of capital rise and borrowing costs increase.
In addition, equity investments, particularly preferred securities, may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in real estate-related equity securities will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities are subject to their own operating and other expenses and may be subject to a management fee and/or performance-based compensation (e.g., promote), which we as equity holders will indirectly bear. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate.

We may invest in real estate corporate debt, which consists of secured and unsecured obligations issued by companies in the business of owning and/or operating real estate-related businesses.
We may invest in corporate debt obligations of varying maturities issued by the U.S. and foreign corporations and other business entities, which may include loans, corporate bonds, debentures, notes and other similar corporate debt instruments, including convertible securities. Bonds are fixed or variable rate debt obligations, including bills, notes, debentures, money market instruments and similar instruments and securities. Corporate debt is generally used by corporations and other issuers to borrow money from investors. The issuer pays the investor a rate of interest and normally must repay the amount borrowed on or before maturity. The rate of interest on corporate debt may be fixed, floating or variable, and may vary inversely with respect to a reference rate. The rate of return or return of principal on some debt obligations may be linked or indexed to the level of exchange rates between the U.S. dollar and a foreign currency or currencies. Debt instruments may be acquired with warrants attached. Certain bonds are “perpetual” in that they have no maturity date.
Our investments in real estate-related corporate credit will be subject to a number of risks, including interest rate risk, credit risk, high yield risk, issuer risk, foreign (non-U.S.) investment risk, inflation/deflation risk, liquidity risk, smaller company risk and management risk. We generally will not have direct recourse to real estate assets owned or operated by the issuers of the corporate debt obligations that we invest in and the value of such corporate debt obligations may be impacted by numerous factors and may not be closely tied to the value of the real estate held by the corporate issuer.
We may invest in equity of other REITs that invest in real estate or real estate debt as one of their core businesses and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.
REITs that invest primarily in real estate or real estate debt are subject to the risks of the real estate market, the real estate debt market and the securities market. REITs generally are dependent upon management skills and may not be diversified. REITs are also subject to heavy cash flow dependency, defaults by borrowers and self-liquidation. In addition, REITs could possibly fail to qualify for favorable tax treatment under applicable tax law or maintain their exemptions from registration under the Investment Company Act. The above factors may also adversely affect a borrower’s or a lessee’s ability to meet its obligations to the REIT. In the event of a default by a borrower or lessee, the REIT may experience delays in enforcing its rights as a mortgagee or lessor and may incur substantial costs associated with protecting its investments. REITs (especially mortgage REITs) are also subject to interest rate risk. Rising interest rates may cause REIT investors to demand a higher annual yield, which may, in turn, cause a decline in the market price of the equity securities issued by a REIT. Investing in certain REITs and real estate-related companies, which often have small market capitalizations, may also involve the same risks as investing in other small capitalization companies. There may be less trading in their stock, which means that buy and sell transactions in that stock could have a larger impact on the stock’s price than is the case with larger company stocks. REITs and smaller companies also may have fewer lines of business so that changes in any one line of business may have a greater impact on their stock price than that of a larger company.
Certain of our investments may have additional capital requirements.
Certain of our investments, including those that may be in a development phase, if any, are expected to require additional financing to satisfy their working capital requirements or development strategies. The amount of such additional financing needed will depend upon the maturity and objectives of the particular asset, which may be valued at an unfavorable price at such time. Each round of financing (whether from us or other investors) is typically intended to provide enough capital to reach the next major milestone in an asset’s life-cycle. If the funds provided are not sufficient, additional capital may be required to be raised at a price unfavorable to the existing investors, including us. In addition, we may make additional debt and equity investments or exercise warrants, options, convertible securities or other rights that were acquired in the initial investment in such portfolio company in order to preserve our proportionate ownership when a subsequent financing is planned, or to protect our investment when such portfolio company’s performance does not meet expectations. The availability of capital is generally a function of capital market conditions that are beyond the control of us or any portfolio company. There can be no assurance that we or any portfolio company will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from any source. Failure to provide sufficient additional capital with respect to an investment could adversely affect our performance.

We will face “spread widening” risk related to our investment in securities.
For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the market spreads of the securities in which we invest may increase substantially causing the securities prices to fall. It may not be possible to predict, or to hedge against, such “spread widening” risk. The perceived discount in pricing described under “—Some of our securities investments may become distressed, which securities would have a high risk of default and may be illiquid.” may still not reflect the true value of the real estate assets underlying such real estate debt in which we may invest, and therefore further deterioration in value with respect thereto may occur following our investment therein. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.
We may invest in derivatives, which involve numerous risks.
We may enter into derivatives transactions including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps, total return swaps, credit default swaps and other swap agreements for investment, hedging or leverage purposes.
Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. In addition, daily limits on price fluctuations and speculative position limits on exchanges on which we may conduct our transactions in derivative instruments may prevent profitable liquidation of positions, subjecting us to the potential for greater losses. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies the gains and losses experienced by us and could cause the value of our assets to be subject to wider fluctuations than would otherwise be the case. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Such derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty. Although we intend to enter into transactions only with counterparties which the Advisor believes to be creditworthy, there can be no assurance that a counterparty will not default and that we will not sustain a loss on a transaction as a result. This risk will be heightened to the extent we enter into derivative transactions with a single counterparty (or affiliated counterparties that are part of the same organization), causing us to have significant exposure to such counterparty. Some types of cleared derivatives are required to be executed on an exchange or on a swap execution facility. A swap execution facility is a trading platform where multiple market participants can execute derivatives by accepting bids and offers made by multiple other participants in the platform. While this execution requirement is designed to increase transparency and liquidity in the cleared derivatives market, trading on a swap execution facility can create additional costs and risks for us. For centrally cleared derivatives, such as cleared swaps, futures and many options, the primary credit/counterparty risk is the creditworthiness of our clearing broker and the central clearing house itself. In the event of the counterparty’s bankruptcy or insolvency, our collateral may be subject to the conflicting claims of the counterparty’s creditors, and we may be exposed to the risk of a court treating us as a general unsecured creditor of the counterparty, rather than as the owner of the collateral. We are subject to the risk that issuers of the instruments in which we invest and trade may default on their obligations under those instruments, and that certain events may occur that have an immediate and significant adverse effect on the value of those instruments. There can be no assurance that an issuer of an instrument in which we invest will not default, or that an event that has an immediate and significant adverse effect on the value of an instrument will not occur, and that we will not sustain a loss on a transaction as a result.
Derivative instruments that may be purchased or sold by us may include instruments not traded over-the-counter or on an exchange. The risk of nonperformance by the counterparty to an instrument may be greater than, and the ease with which we can dispose of or enter into closing transactions with respect to an instrument may be less than, the risk associated with an exchange traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are not traded on an exchange. Derivative instruments not traded on exchanges also are not subject to the same type of government regulation as exchange traded instruments, and many of the protections afforded to participants in a regulated environment may not be available in connection with the transactions.

The ability to successfully use derivative investments depends on the ability of the Advisor. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Advisor must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives will be subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.
Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements that could materially adversely affect our business, results of operations and financial condition.
Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in our operations (including, without limitation, any change that causes us to be subject to certain specified covered statutory disqualifications) necessary to maintain our ability to rely upon the exemption from being regulated as a commodity pool operator could adversely affect our ability to implement our investment program, conduct our operations and/or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit investing in interests that may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.
We may make open market purchases or invest in traded securities.
We have the ability to invest in securities that are traded (publicly or through other active markets (including through private transactions)) and are, therefore, subject to the risks inherent in investing in traded securities. When investing in traded securities, we may be unable to obtain financial covenants or other contractual governance rights, including management rights that it might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in traded securities, either when investigating a potential investment or after making the investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in traded securities because Cohen & Steers may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies or requirements. The inability to sell traded securities in these circumstances could materially adversely affect the investment results. In addition, securities acquired of a public company may, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up periods.
Political changes may affect the real estate debt markets.
The current regulatory environment in the U.S. may be impacted by future legislative developments and the regulatory agenda of the then-current U.S. President. The U.S. Department of the Treasury has issued a series of recommendations in several reports for streamlining banking regulation and changing key features of the Dodd-Frank Act and other measures taken by regulators following the 2008 financial crisis.
The outcome of congressional and other elections creates uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as the Advisor and its affiliates, will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy and/or government entitlement programs could have a material adverse impact on us and our investments.

We may utilize non-recourse securitizations of certain of our CMBS investments, which may expose us to risks that could result in losses.
We may seek to utilize non-recourse securitizations of certain of our CMBS investments to the extent consistent with REIT and Investment Company Act requirements. This would likely involve us creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity in the securitized pool of loans or investments. Prior to any such financing, we may use short-term facilities to finance the acquisition of securities until a sufficient quantity of securities had been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other long-term financing. If we were to employ this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CMBS, CLO or private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long-term financing. The inability to consummate securitizations of our portfolio to finance our loans and investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. Declines in the value of a mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, transaction costs incurred in executing transactions impact any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition.
In addition, the securitization of investments in our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses. Moreover, the Dodd-Frank Act contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we may be required to purchase and retain certain interests in a securitization into which we sell mortgage loans and/or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into and, accordingly, the risk retention rules may increase our potential liabilities and/or reduce our potential profits in connection with securitization of mortgage loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.

We may find it necessary or desirable to foreclose on certain of the loans or CMBS we acquire, and the foreclosure process may be lengthy and expensive.
We may find it necessary or desirable to foreclose on certain of the loans or CMBS we acquire, and the foreclosure process may be lengthy and expensive. The protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests may not be adequate. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy or its equivalent, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value, and in the event of any such foreclosure or other similar real estate owned-proceeding, we would also become the subject to the various risks associated with direct ownership of real estate, including environmental liabilities. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.
Risks Related to Debt Financing
We may encounter adverse changes in the credit markets.
Any adverse changes in the global credit markets could make it more difficult for us to obtain favorable financing. Our ability to generate attractive investment returns for our stockholders will be adversely affected to the extent we are unable to obtain favorable financing terms. If we are unable to obtain favorable financing terms, it may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on its investment activities, any of which would negatively impact our performance.
We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of your investment.
The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders in our next quarterly report), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio is in the range of 50% to 65%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt, net of cash and loan-related restricted cash (but excluding leverage on our securities portfolio, including listed REITs), by (ii) the asset value of real estate investments (measured using the greater of fair value and purchase price). We may exceed our target leverage ratio, particularly during a market downturn or in connection with a large acquisition. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.
We may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate acquired and may borrow under mortgages on properties after they are acquired. Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the properties may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgagee(s). A foreclosure may also have substantial adverse tax consequences for us.

Many of these same issues also apply to credit facilities, which are expected to be in place at various times as well. For example, the loan documents for such facilities may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable. We may also rely on short-term financing that would be especially exposed to changes in availability.
Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. As a result, the possibilities of profit and loss are increased. Borrowing money to purchase properties provides us with the advantages of leverage, but exposes us to greater market risks and higher current expenses.
In certain cases, financings for our properties may be recourse to us.
Generally, commercial real estate financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carveout” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. These financing arrangements with respect to our investments generally require “bad boy” guarantees from us and/or the Operating Partnership and in the event that such a guarantee is called, our assets could be adversely affected. Moreover, our “bad boy” guarantees could apply to actions of the joint venture partners associated with our investments. While the Advisor expects to negotiate indemnities from such joint venture partners to protect against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to us under such guarantees. We may provide “bad boy” guarantees on behalf of Other Cohen & Steers Accounts investing alongside us and as such guarantees are not for borrowed money, they will typically not be included under our leverage limitations.
If we draw on a line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.
We may seek to obtain a line of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow and/or net proceeds from offerings of our securities. There can be no assurances that we will be able to obtain a line of credit on financially reasonable terms. In addition, we may not be able to obtain a line of credit of an appropriate size for our business until such time as we have a substantial portfolio, or at all. If we borrow under a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from offerings of our securities or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness.
Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.
Interest we pay on our loan obligations will reduce cash available for distributions. If we obtain variable rate loans, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
Volatility in the financial markets and challenging economic conditions, including elevated interest rates, could adversely affect our ability to secure debt financing on attractive terms and our ability to service or refinance any future indebtedness that we may incur.
The volatility of the global credit markets could make it more difficult to obtain favorable financing for investments. During periods of volatility, which often occur during economic downturns, generally credit spreads widen, interest rates rise and investor demand for high yield debt declines.

These trends result in reduced willingness by investment banks and other lenders to finance new investments and deterioration of available terms. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. Loan documents we enter into may contain covenants that limit our ability to further mortgage or dispose of the property or discontinue insurance coverage. In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. Loan documents may also require lender approval of certain actions and as a result of the lender’s failure to grant such approval, we may not be able to take a course of action we deem most profitable. These or other limitations may adversely affect our flexibility and our ability to make distributions to you and the value of your investment.
If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to our stockholders.
Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment is uncertain and may depend upon our ability to obtain replacement financing or our ability to sell particular properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Such a refinancing would be dependent upon interest rates and lenders’ policies at the time of refinancing, economic conditions in general and the value of the underlying properties in particular. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.
Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.
Subject to any limitations required to maintain qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.
Risks Related to our Relationship with the Advisor and the Dealer Manager
We depend on the Advisor to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Advisor could have a material adverse effect on our business and ability to achieve our investment objectives.
Our success is dependent upon our relationship with, and the performance of, the Advisor in the acquisition and management of our real estate portfolio, and our corporate operations. The Advisor may suffer or become distracted by adverse financial or operational problems in connection with Cohen & Steers’ business and activities unrelated to us and over which we have no control. Should the Advisor fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.

The termination or replacement of the Advisor could trigger a repayment event under our mortgage loans for some of our properties, the credit agreement governing any of our lines of credit and our repurchase agreements.
Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of the Advisor an event requiring the consent of the lender or the immediate repayment of the full outstanding balance of the loan. If lender consent is not obtained prior to the termination or replacement of the Advisor, such actions could trigger repayment of outstanding amounts under our current or future mortgage loans, the credit agreements governing our lines of credit and any lines of credit that we may in the future obtain or under our current or future repurchase agreements. If a repayment event is triggered with respect to any of our properties, our results of operations and financial condition may be adversely affected.
The Advisor’s inability to attract and retain the services of key real estate and other professionals could hurt our performance.
The Advisor’s power to approve the acquisition of a particular investment, finance or refinance any new or existing investment or dispose of an existing investment rests with an investment committee (the “Investment Committee”), sub-committees of the Investment Committee or particular professionals employed by the Advisor, depending on the size and type of the investment. Accordingly, our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Advisor, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with the us or the Advisor, particularly in light of our perpetual-life nature, or that replacements will perform well. Although the Advisor has employment agreements with certain of these individuals, they may not remain associated with us or the Advisor. If any of these persons were to cease their association with us or the Advisor, our operating results could suffer. Our future success also depends, in large part, upon the Advisor’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Advisor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
Any material adverse change to the Dealer Manager’s ability to successfully build and maintain a network of licensed broker-dealers could have a material adverse effect on our business and the Offering.
The dealer manager for the Offering is Cohen & Steers Securities, LLC. Any material adverse change to the ability of our Dealer Manager to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on our business. If the Dealer Manager is unable to build and maintain a sufficient network of participating broker-dealers to distribute shares in offerings of our securities, our ability to raise proceeds through such offerings and implement our investment strategy may be adversely affected. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between our offerings and those of other issuers, which could adversely affect our ability to raise proceeds from such offerings and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.
You will not have the benefit of an independent due diligence review in connection with offerings of our securities and, if a conflict of interest arises between us and Cohen & Steers, we may incur additional fees and expenses.
Because the Advisor and the Dealer Manager are affiliates of our Sponsor, you will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter and its counsel in connection with a securities offering. If any situation arises in which our interests are in conflict with those of the Advisor, the Dealer Manager or its affiliates, and we are required to retain independent counsel, we will incur additional fees and expenses.

The fees we pay in connection with the continuous public and private offerings of our securities and the agreements entered into with Cohen & Steers and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.
The compensation paid to the Advisor, Dealer Manager and other Cohen & Steers affiliates for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Cohen & Steers and its affiliates, including the Advisor and us, were not negotiated at arm’s-length. Such agreements include our Advisory Agreement, the Operating Partnership’s partnership agreement, our dealer manager agreement and any property related corporate services and other agreements we may enter into with affiliates of the Advisor from time to time.
Risks Related to Conflicts of Interest
Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.
Cohen & Steers has conflicts of interest, or conflicting loyalties, as a result of the numerous activities and relationships of Cohen & Steers, the Dealer Manager, the Advisor and the affiliates, partners, members, shareholders, officers, directors and employees of the foregoing, some of which are described herein. However, not all potential, apparent and actual conflicts of interest are included herein, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. If any matter arises that we and our affiliates (including the Advisor) determine in our good faith judgment constitutes an actual and material conflict of interest, we and our affiliates (including the Advisor) will take such actions as we determine appropriate to mitigate the conflict. Transactions between us and Cohen & Steers or its affiliates will require approval by our Board, including a majority of our independent directors. There can be no assurance that our Board or Cohen & Steers will identify or resolve all conflicts of interest in a manner that is favorable to us.
The Advisor will face a conflict of interest because the fees it receives for services performed are based in part on our NAV, which the Advisor is ultimately responsible for determining.
The Advisor will be paid a management fee for its services based on our NAV, which is calculated by an affiliate of The Bank of New York Mellon, a third-party firm that provides us with certain administrative and accounting services, based on valuations provided by the Advisor. In addition, the distributions to be received by the Special Limited Partner with respect to its performance participation interest in the Operating Partnership are based in part upon the Operating Partnership’s net assets (which is a component of our NAV). The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Advisor may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of your shares of common stock on a given date may not accurately reflect the value of our portfolio, and your shares may be worth less than the purchase price or more than the repurchase price. The valuation of our investments will affect the amount and timing of the management fee paid to the Advisor and the Special Limited Partner’s performance participation interest. As a result, there may be circumstances where the Advisor is incentivized to determine valuations that are higher than the actual fair value of our investments.
The Advisor’s management fee and the Special Limited Partner’s performance participation interest may not create proper incentives or may induce the Advisor and its affiliates to make certain investments, including speculative investments, that increase the risk of our real estate portfolio.
We pay the Advisor a management fee regardless of the performance of our portfolio. The Advisor’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We would be required to pay the Advisor a management fee in a particular period even if we experienced a net loss or a decline in the value of our portfolio during that period.

The existence of the Special Limited Partner’s 10% performance participation interest in our Operating Partnership, which is based on our total distributions plus the change in NAV per share (i.e., the Operating Partnership’s total return over the calendar year), may create an incentive for the Advisor to make riskier or more speculative investments on our behalf or cause us to use more leverage than it would otherwise make in the absence of such performance-based compensation. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the performance participation interest may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed of. Further, the Special Limited Partner may be entitled to receive compensation under the performance participation for a given year even if some of our stockholders who purchased shares during such year experienced a decline in NAV per share. Similarly, stockholders whose shares are repurchased during a given year may have their shares repurchased at a lower NAV per share as a result of an accrual for the estimated performance participation at such time, even if no performance participation allocation for such year is ultimately payable to the Special Limited Partner at the end of such calendar year.
Because the management fee and performance participation are based on our NAV, the Advisor may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV, and the Dealer Manager may also be incentivized to sell more shares of our common stock in offerings of our securities to increase aggregate NAV, which would, in each case, increase amounts payable to the Advisor and the Special Limited Partner, but may make it more difficult for us to efficiently deploy new capital.
Cohen & Steers personnel will work on other projects and conflicts may arise in the allocation of personnel between us and other projects.
The Advisor and its affiliates will devote such time as they determine to be necessary to conduct our business affairs in an appropriate manner. However, Cohen & Steers personnel, including members of the Investment Committee, works on other projects, serve on other committees (including boards of directors) and source potential investments for and otherwise assist the investment programs of Other Cohen & Steers Accounts, including other investment programs to be developed in the future. Time spent on these other initiatives diverts attention from our activities, which could negatively impact us. Furthermore, Cohen & Steers and Cohen & Steers personnel derive financial benefit from these other activities, including fees and performance-based compensation. Our Sponsor’s personnel share in the fees and performance-based compensation generated by Other Cohen & Steers Accounts. These and other factors create conflicts of interest in the allocation of time by such personnel.
Cohen & Steers is subject to a number of conflicts of interest, regulatory oversight and legal and contractual restrictions due to its multiple business lines, which may reduce the synergies that we expect to draw on or otherwise reduce the opportunities available to us.
Cohen & Steers has multiple business lines, which Cohen & Steers, Other Cohen & Steers Accounts and third parties, will in certain circumstances, engage to provide brokerage, investment advisory or other services. As a result of these activities, Cohen & Steers is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. For example, Cohen & Steers may come into possession of information that limits our ability to engage in potential transactions. Similarly, other Cohen & Steers businesses and their personnel may be prohibited by law or contract from sharing information with the Advisor or its affiliates that would be relevant to monitoring our investments and other activities. Additionally, Cohen & Steers or Other Cohen & Steers Accounts can be expected to enter into covenants that restrict or otherwise limit our ability to make investments in, or otherwise engage in, certain businesses or activities. For example, Other Cohen & Steers Accounts could have granted exclusivity to a joint venture partner that limits us and Other Cohen & Steers Accounts from owning assets within a certain distance of any of the joint venture’s assets, or Cohen & Steers or an Other Cohen & Steers Account could have entered into a non-compete in connection with a sale or other transaction. These types of restrictions may negatively impact our ability to implement our investment program. Finally, certain personnel who are members of the investment team or Investment Committee may be excluded from participating in certain investment decisions due to conflicts involving other businesses or for other reasons, including other business activities, in which case we will not benefit from their experience. Our stockholders will not receive a benefit from any fees earned by Cohen & Steers or its personnel from these other businesses.

Cohen & Steers has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Some of these policies and procedures, such as Cohen & Steers’ inside information policy and procedures, also have the effect of reducing firm-wide synergies and collaboration that the Advisor could otherwise expect to utilize for purposes of identifying and managing attractive investments. Cohen & Steers personnel may be unable, for example, to assist with our activities of as a result of these walls. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of Cohen & Steers to share information internally.
Cohen & Steers is under no obligation to decline any engagements or investments in order to make an investment opportunity available to us. Cohen & Steers has long-term relationships with a significant number of corporations and their senior management. The Advisor and its affiliates will consider those relationships when evaluating an investment opportunity, which may result in the Advisor or its affiliates choosing not to make such an investment due to such relationships (e.g., investments in a competitor of a client or any other person with whom Cohen & Steers has a relationship). We may be forced to sell or hold existing investments as a result of other relationships that Cohen & Steers and its affiliates may have or transactions or investments Cohen & Steers and its affiliates may make or have made. Therefore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of Cohen & Steers will be made available to us. See “—Certain Other Cohen & Steers Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.” We may also co-invest with clients of Cohen & Steers or other persons with whom Cohen & Steers has a relationship in particular investment opportunities, and other aspects of these Cohen & Steers relationships could influence the decisions made by the Advisor and its affiliates with respect to our investments and otherwise result in a conflict.
Cohen & Steers receives or obtains various kinds of data and information from us and Other Cohen & Steers Accounts, including data and information relating to business operations, trends, budgets, customers and other metrics, some of which is sometimes referred to as “big data.”
Cohen & Steers can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes, as a result of its access to (and rights regarding) this data and information from us and Other Cohen & Steers Account. Cohen & Steers has entered and will continue to enter into information sharing and use arrangements, which will give Cohen & Steers access to (and rights regarding) data that it would not otherwise obtain in the ordinary course, with us, Other Cohen & Steers Accounts, related parties and service providers. Although Cohen & Steers believes that these activities improve Cohen & Steers’ investment management activities on our behalf and on behalf of Other Cohen & Steers Accounts, information obtained from us also provides material benefits to Cohen & Steers or Other Cohen & Steers Accounts without compensation or other benefit accruing to us or our stockholders.
Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information, and regulatory limitations on the use of material nonpublic information, Cohen & Steers is generally free to use data and information from our activities to assist in the pursuit of Cohen & Steers’ various other activities, including to trade for the benefit of Cohen & Steers or an Other Cohen & Steers Account.
The sharing and use of “big data” and other information presents potential conflicts of interest and investors acknowledge and agree that any benefits received by Cohen & Steers or its personnel (including fees (in cash or in kind), costs and expenses) will not offset the Advisor’s management fee or otherwise be shared with investors. As a result, the Advisor has an incentive to pursue investments that have data and information that can be utilized in a manner that benefits Cohen & Steers or Other Cohen & Steers Accounts.
Other present and future activities of Cohen & Steers and its affiliates (including the Advisor and the Dealer Manager) will from time to time give rise to additional conflicts of interest relating to us and our investment activities. In the event that any such conflict of interest arises, we will attempt to resolve such conflicts in a fair and equitable manner. Investors should be aware that conflicts will not necessarily be resolved in favor of our interests.

We may purchase assets from or sell assets to the Advisor and its affiliates, and such transactions may cause conflicts of interest.
We may in the future directly or indirectly source, sell and/or purchase all or any portion of an asset (or portfolio of assets/investments) to or from the Advisor and its affiliates or their respective related parties, including parties which such affiliates or related parties, or Other Cohen & Steers Accounts, own or have invested in. Such transactions will be subject to the approval of a majority of directors (including a majority of our independent directors) not otherwise interested in the transaction. The transactions referred to in this paragraph involve conflicts of interest, as our Sponsor and its affiliates may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction.
Certain Other Cohen & Steers Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.
Cohen & Steers invests its own capital and third-party capital on behalf of Other Cohen & Steers Accounts in a wide variety of investment opportunities on a global basis. Not every opportunity suitable for us will be allocated to us in whole or in part. First, certain exceptions exist that allow specified types of investment opportunities that fall within our investment objectives or strategy to be allocated in whole or in part to Cohen & Steers itself or Other Cohen & Steers Accounts, such as strategic investments made by Cohen & Steers itself (whether in financial institutions or otherwise) and investments by Other Cohen & Steers Accounts that have investment objectives or guidelines similar to or overlapping with ours. It is expected that some activities of Cohen & Steers and Other Cohen & Steers Accounts will compete with us for one or more investment opportunities that are consistent with our investment objectives, and as a result such investment opportunities may only be available on a limited basis, or not at all, to us. The Advisor may have conflicting loyalties in determining whether an investment opportunity should be allocated to us or an Other Cohen & Steers Account. Our Sponsor has adopted guidelines and policies, which it can be expected to update from time to time, regarding the allocation of investment opportunities.
With respect to Other Cohen & Steers Accounts with investment objectives or guidelines that overlap with ours but that do not have priority over us, investment opportunities are allocated among us and one or more Other Cohen & Steers Accounts in accordance with our Sponsor’s prevailing policies and procedures on a basis that the Advisor and its affiliates believe to be fair and equitable in their sole discretion, which may be pro rata based on relative available capital, subject to the following considerations: (i) any applicable investment objectives or focus of ours and such Other Cohen & Steers Accounts (which, for us, includes our primary objective of providing attractive current income in the form of regular, stable cash distributions), (ii) any investment limitations, parameters or contractual provisions of ours and such Other Cohen & Steers Accounts (e.g., a joint venture between us and an Other Cohen & Steers Account must be on substantially similar terms), (iii) the sector, geography/location, expected return profile, expected distribution rates, anticipated cash flows, expected stability or volatility of cash flows, leverage profile, risk profile and other features of the applicable investment opportunity and its impact on portfolio concentration and diversification (including, but not limited to, (A) allocations necessary for us or Other Cohen & Steers Accounts to maintain a particular concentration in a certain type of investment (e.g., if an Other Cohen & Steers Account follows a liquid strategy pursuant to which it sells a type of investment more or less frequently than us and we or such Other Cohen & Steers Account needs a non pro rata additional allocation to maintain a particular concentration in that type of investment) and (B) whether a particular fund already has its desired exposure to the investment, sector, industry, geographic region or markets in question), (iv) maintaining structuring and financing flexibility for shared investments, (v) avoiding allocation that could result in de minimis or odd lot investments and (vi) legal, tax, accounting, regulatory and other considerations deemed relevant by the Advisor and its affiliates (including, without limitation, maintaining our qualification as a REIT and our status as a non-investment company exempt from the Investment Company Act).
The Advisor is the investment advisor to the Cohen & Steers Closed-End Funds, which are closed-end investment companies, registered under the Investment Company Act. The Cohen & Steers Closed-End Funds generally invest in equity securities of real estate companies, but also either have or may have the ability to invest in similar high-quality, stabilized real estate assets. To the extent an investment is determined by the Advisor to satisfy both the investment objectives of us and the Cohen & Steers Closed-End Funds, such investment will generally be allocated in accordance with the Advisor’s existing policies and procedures at such time.

These policies and procedures are designed to comply with the Investment Company Act, which prohibits Cohen & Steers from arranging for Cohen & Steers Closed-End Funds to participate at the same time in the same high-quality, stabilized real estate assets as the Company until the Cohen & Steers Closed-End Funds have applied for and been granted exemptive relief by the SEC. Unless and until such exemptive relief is sought and granted, Cohen & Steers will allocate between the Company and such Cohen & Steers Closed-End Funds on a rotational basis when both have available capital for the applicable transaction. If such exemptive relief is sought and granted by the SEC, high-quality, stabilized real estate assets will be allocated according to the Sponsor’s prevailing policies and procedures on a basis that is fair and equitable.
The Advisor and its affiliates calculate available capital, weigh the factors described above (which will not be weighted equally) and make other investment allocation decisions in accordance with their prevailing policies and procedures at such time in their sole discretion, taking into account a variety of considerations, which may include, without limitation, NAV, any actual or anticipated allocations, expected future fundraising and uses of capital, applicable investment guidelines, excuse rights and investor preferences, any or all reserves, vehicle sizes, targeted amounts of securities as determined by the Advisor and its affiliates, geographic limitations and actual or anticipated capital needs or other factors determined by the Advisor and its affiliates. The manner in which our available capital is determined may differ from, or subsequently change with respect to, Other Cohen & Steers Accounts. The amounts and forms of leverage utilized for investments will also be determined by the Advisor and its affiliates in their sole discretion.
Any differences or adjustments with respect to the manner in which available capital is determined with respect to us or Other Cohen & Steers Accounts may adversely impact our allocation of particular investment opportunities. There is no assurance that any conflicts arising out of the foregoing will be resolved in our favor. Cohen & Steers is entitled to amend its policies and procedures at any time without prior notice or our consent.
The amount of performance-based compensation charged and/or management fees paid by us may be less than or exceed the amount of performance-based compensation charged and/or management fees paid by Other Cohen & Steers Accounts. Such variation may create an incentive for our Sponsor to allocate a greater percentage of an investment opportunity to us or such Other Cohen & Steers Accounts, as the case may be.
Under certain circumstances, our Advisor may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of our prior investments, business or other reasons applicable to us, Other Cohen & Steers Accounts, Cohen & Steers or its affiliates.
Under certain circumstances, our Advisor may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including without limitation, as a result of business, reputational or other reasons applicable to us, Other Cohen & Steers Accounts, Cohen & Steers or its affiliates. In addition, the Advisor and its affiliates may determine that we should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because we have already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Advisor and its affiliates in their good faith reasonable sole discretion, or the investment is not appropriate for us for other reasons as determined by the Advisor and its affiliates in their good faith reasonable sole discretion. In any such case Cohen & Steers could, thereafter, offer such opportunity to other parties, including Other Cohen & Steers Accounts, joint venture partners, related parties or third parties. Any such Other Cohen & Steers Accounts may be advised by a different Cohen & Steers business group with a different investment committee, which could determine an investment opportunity to be more attractive than the Advisor believes to be the case. In any event, there can be no assurance that the Advisor’s assessment will prove correct or that the performance of any investments actually pursued by us will be comparable to any investment opportunities that are not pursued by us. Cohen & Steers, including its personnel, will, in certain circumstances, receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by us to the Advisor. In some cases Cohen & Steers earns greater fees when Other Cohen & Steers Accounts participate alongside or instead of us in an investment.
When the Advisor and its affiliates determine not to pursue some or all of an investment opportunity for us that would otherwise be within our investment objectives and strategies, and Cohen & Steers provides the opportunity or offers the opportunity to Other Cohen & Steers Accounts, Cohen & Steers, including its personnel (including real estate personnel), can be expected to receive compensation from the Other Cohen & Steers Accounts, whether or not in respect of a particular investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by us to the Advisor. As a result, the Advisor (including real estate personnel who receive such compensation) could be incentivized to allocate investment opportunities away from us to or source investment opportunities for Other Cohen & Steers Accounts.

The Advisor and its affiliates make good faith determinations for allocation decisions based on expectations that will, in certain circumstances, prove inaccurate. Information unavailable to the Advisor, or circumstances not foreseen by the Advisor at the time of allocation, may cause an investment opportunity to yield a different return than expected. For example, an investment opportunity that the Advisor and its affiliates determine to be consistent with the return objective of Other Cohen & Steers Accounts rather than us may not match the expectations and underwriting of the Advisor and its affiliates and generate an actual return that would have been appropriate for us. Conversely, an investment that the Advisor and its affiliates expect to be consistent with our return objectives will, in certain circumstances, fail to achieve them. There is no assurance that any conflicts arising out of the foregoing will be resolved in our favor. Cohen & Steers is entitled to amend its policies and procedures at any time without prior notice or our consent.
Our Board has adopted a resolution that renounces our interest or expectancy with respect to business opportunities and competitive activities.
Our Board has adopted a resolution that renounces our interest or expectancy in, or in being offered an opportunity to participate in, business opportunities, and provides that none of Cohen & Steers or its affiliates, our directors or any person our directors control must refrain from competing with us or present to us such business opportunities. Under this resolution Cohen & Steers and its affiliates and our directors or any person our directors control are not obligated to present to us opportunities unless those opportunities are expressly offered to such person in his or her capacity as a director or officer and intended exclusively for us or any of our subsidiaries, and those persons will be able to engage in competing activities without any restriction imposed as a result of Cohen & Steers’ or its affiliates’ status as a stockholder or Cohen & Steers’ affiliates’ status as our officers or directors.
We may co-invest with Cohen & Steers affiliates and such investments are at times in different parts of the capital structure of an issuer and may otherwise involve conflicts of interest. When we hold investments in which Other Cohen & Steers Accounts have a different principal investment, conflicts of interest arise between us and Other Cohen & Steers Accounts, and the Advisor may take actions that are adverse to us.
We may co-invest with Other Cohen & Steers Accounts in investments that are suitable for both us and such Other Cohen & Steers Accounts. We may hold an interest in an investment that is different (including with respect to relative seniority) than the interests held by Other Cohen & Steers Accounts (and in certain circumstances, the Advisor will be unaware of an Other Cohen & Steers Account’s participation, as a result of information walls or otherwise). In these situations, conflicts of interest will arise. In order to mitigate any such conflicts of interest, in certain circumstances we will likely recuse ourselves from participating in any decisions relating or with respect to such investment by us or the applicable investments by the Other Cohen & Steers Accounts, or by establishing groups separated by information barriers (which can be expected to be temporary and limited purpose in nature) within Cohen & Steers to act on behalf of each of the clients. Despite these, and any of the other actions described below that the Advisor may take to mitigate the conflict, Cohen & Steers may be required to take action when it will have conflicting loyalties between its duties to us and such Other Cohen & Steers Accounts, which may adversely impact us. In that regard, actions may be taken for the Other Cohen & Steers Accounts that are adverse to us (and vice versa). If the Other Cohen & Steers Account maintains voting rights with respect to the securities it holds, or if we do not recuse ourselves, Cohen & Steers may be required to take action where it will have conflicting loyalties between its duties to us and such Other Cohen & Steers Account, which may adversely impact us. If we recuse ourselves from decision-making, we will generally rely upon a third party to make the decisions, and the third party could have conflicts or otherwise make decisions that Cohen & Steers would not have made.
There can be no assurance that any conflict will be resolved in our favor. Conflicts can also be expected to arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by the other affiliates participating in the transaction. In addition, it is anticipated that in a bankruptcy proceeding our interest will likely be subordinated or otherwise adversely affected by virtue of such Other Cohen & Steers Accounts’ involvement and actions relating to such investment. For example, in circumstances where we hold a junior mezzanine interest in an issuer, holders of more senior classes of debt issued by such entity (which may include Other Cohen & Steers Accounts) may take actions for their benefit (particularly in circumstances where such issuer faces financial difficulty or distress) that further subordinate or adversely impact the value of our investment in such issuer.

In connection with negotiating loans, bank or securitization financings in respect of our real estate-related transactions, Cohen & Steers will generally obtain the right to participate on its own behalf (or on behalf of vehicles it manages) in a portion of the financings with respect to such Cohen & Steers-sponsored transactions (including transactions where the underlying collateral includes property owned by Other Cohen & Steers Accounts) upon an agreed upon set of terms. We do not believe that this arrangement has an effect on the overall terms and conditions negotiated with the arrangers of such senior loans other than as described in the preceding sentence. If we make or have an investment in a property in which an Other Cohen & Steers Account has a mezzanine or other debt investment, or vice versa, Cohen & Steers may have conflicting loyalties between its duties to us and to other affiliates. Such investments may inherently give rise to actual or perceived conflicts of interest between or among the various classes of securities that may be held by such entities. Because of the affiliation with Cohen & Steers, the Advisor may have a greater incentive to invest in Cohen & Steers-sponsored financings (as compared to real estate-related financings sponsored by other real estate firms or financial sponsors). In certain circumstances, we may be required to commit funds necessary for an investment prior to the time that all anticipated debt financing has been secured. In such circumstance, Other Cohen & Steers Accounts and/or Cohen & Steers itself may receive compensation for providing such financing and/or commitment, which fees will not be shared with and/or otherwise result in an offset of the management fee paid to the Advisor. The conflicts applicable to Other Cohen & Steers Accounts who invest in different securities of issuers will apply equally to Cohen & Steers itself in such situations.
To the extent that we make or have an investment in, or through the purchase of debt obligations become a lender to, a company in which an Other Cohen & Steers Account has a debt or equity investment (including through investments in CMBS where the underlying properties are owned by Other Cohen & Steers Accounts), Cohen & Steers will generally have conflicting loyalties between its duties to us and to Other Cohen & Steers Accounts. In that regard, actions may be taken for the Other Cohen & Steers Accounts that are adverse to us (and vice versa). Moreover, we will generally “follow the vote” of other similarly situated third-party creditors (if any) in voting and governance matters where conflicts of interest exist and will have a limited ability to separately protect our investment and will be dependent upon such third parties’ actions (which may not be as capable as the Advisor and may have other conflicts arising from their other relationships, both with Cohen & Steers and other third parties that could impact their decisions). In addition, conflicts can also be expected to arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof.
We may seek to participate in investments relating to the refinancing or modifications of loan investments or portfolios held or proposed to be acquired by certain Other Cohen & Steers Accounts, and Other Cohen & Steers Accounts may refinance a loan currently held by us. While it is expected that our participation in connection with any such transactions will generally be negotiated by third parties, such transactions will give rise to potential or actual conflicts of interest.
We may invest in joint ventures alongside Other Cohen & Steers Accounts or divide a pool of investments among us and Other Cohen & Steers Accounts.
To the extent we acquire properties through joint ventures alongside Other Cohen & Steers Accounts, such investments will be allocated as described above, and we may be allocated interests in such joint ventures that are smaller than the interests of the Other Cohen & Steers Accounts. Generally, we expect the level of control we have with respect to any joint venture will correspond to our economic interest in such joint venture. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Cohen & Steers Accounts. Such joint venture investments will involve risks and conflicts of interests. See “—We may make a substantial amount of joint venture investments, including with Cohen & Steers affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.”

Our Sponsor may have an opportunity to acquire a portfolio or pool of assets, securities and instruments in a single or related transactions with a particular seller that it determines in its sole discretion should be divided and allocated among us and Other Cohen & Steers Accounts, including where certain of such assets, securities or instruments are specifically allocated (in whole or in part) to us and such Other Cohen & Steers Accounts. Such allocations generally would be based on its assessment of, among other things, the expected returns and risk profile of the portfolio and each of the assets therein and may provide greater benefits to Other Cohen & Steers Accounts than to us (or vice versa). For example, some of the assets in a pool may have an opportunistic return profile not appropriate for us. Also, a pool may contain both debt and equity instruments that our Sponsor determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool based on a determination by the seller, by a third-party valuation firm and/or by the Advisor and its affiliates, and therefore among us and the Other Cohen & Steers Accounts acquiring any of the assets, securities and instruments, although our Sponsor could, in certain circumstances, allocate value to us and such Other Cohen & Steers Accounts on a different basis than the contractual purchase price. To the extent that any such allocations would cause us to participate in a transaction with Other Cohen & Steers Accounts for a portfolio or pool of assets, securities and instruments that we otherwise may not have acquired individually, our Sponsor will have conflicting loyalties between its duties to us and to Other Cohen & Steers Accounts.
Similarly, there will likely be circumstances in which we and Other Cohen & Steers Accounts will sell assets in a single or related transactions to a buyer. In some cases a counterparty will require an allocation of value in the purchase or sale contract, though our Sponsor could determine such allocation of value is not accurate and should not be relied upon. Unless an appraisal is required by our charter, our Sponsor will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third-party valuation reports. Regardless of the methodology for allocating value, our Sponsor will have conflicting duties to us and Other Cohen & Steers Accounts when they buy or sell assets together in a portfolio, including as a result of different financial incentives our Sponsor has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that our investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Cohen & Steers Accounts.
The amount of performance-based compensation charged and/or management fees paid by us may be less than or exceed the amount of performance-based compensation charged and/or management fees paid by Other Cohen & Steers Accounts. Such variation may create an incentive for our Sponsor to allocate a greater percentage of an investment opportunity to us or such Other Cohen & Steers Accounts, as the case may be.
Cohen & Steers may raise and/or manage Other Cohen & Steers Accounts, which could result in the reallocation of Cohen & Steers personnel and the direction of potential investments to such Other Cohen & Steers Accounts.
Cohen & Steers reserves the right to raise and/or manage Other Cohen & Steers Accounts, including income-focused, opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments globally, in a particular region outside of the U.S. and Canada, or in a single sector of the real estate investment space (e.g., office, industrial, retail or residential) or making non-controlling investments in public and private debt and equity securities and/or investment funds that may have the same or similar investment objectives or guidelines as us or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See “—Certain Other Cohen & Steers Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.” In particular, we expect that there will be overlap of real estate and real estate debt investment opportunities with certain Other Cohen & Steers Accounts that are actively investing, and similarly, there will be overlap with future Other Cohen & Steers Accounts. Additionally, future Other Cohen & Steers Accounts may have a similar investment objective to invest in high-quality, stabilized real estate assets. The closing of an Other Cohen & Steers Account could result in the reallocation of Cohen & Steers personnel, including reallocation of existing real estate professionals, to such Other Cohen & Steers Account. In addition, potential investments that may be suitable for us may be directed toward such Other Cohen & Steers Account.

Cohen & Steers’ potential involvement in financing a third party’s purchase of assets from us could lead to potential or actual conflicts of interest.
We may from time to time dispose of all or a portion of an investment by way of a third-party purchaser’s bid where Cohen & Steers or one or more Other Cohen & Steers Accounts is providing financing as part of such bid or acquisition of the investment or underlying assets thereof. This may include the circumstance where Cohen & Steers or one or more Other Cohen & Steers Accounts is making commitments to provide financing at or prior to the time such third-party purchaser commits to purchase such investments or assets from us. Such involvement of Cohen & Steers or one or more Other Cohen & Steers Accounts as such a provider of debt financing in connection with the potential acquisition of portfolio investments by third parties from us may give rise to potential or actual conflicts of interest.
Disputes between Cohen & Steers and our joint venture partners who have pre-existing investments with Cohen & Steers may affect our investments relating thereto.
Some of the third-party operators and joint-venture partners with which the Advisor may elect to co-invest our capital may have pre-existing investments with Cohen & Steers. The terms of these pre-existing investments may differ from the terms upon which we invest with such operators and partners. To the extent a dispute arises between Cohen & Steers and such operators and partners, our investments relating thereto may be affected.
Certain principals and employees will, in certain circumstances, be involved in and have a greater financial interest in the performance of Other Cohen & Steers Accounts, and such activities may create conflicts of interest in making investment decisions on our behalf.
Certain Cohen & Steers personnel will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to us and Other Cohen & Steers Accounts, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of us, including if such other entities compete with us for investment opportunities or other resources.
The Cohen & Steers personnel in question may have a greater financial interest in the performance of the other entities than our performance. This involvement may create conflicts of interest in making investments on our behalf and on behalf of such other funds, accounts and other entities. Although the Advisor will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us. Also, Cohen & Steers personnel are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to Cohen & Steers’ code of ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments, which can be expected to also be held or acquired by us or Other Cohen & Steers Accounts, or otherwise relate to companies or issuers in which we have or acquire a different principal investment (including, for example, with respect to seniority). There can be no assurance that conflicts of interest arising out of such activities will be resolved in our favor. Investors will not receive any benefit from any such investments, and the financial incentives of Cohen & Steers personnel in such other investments could be greater than their financial incentives in relation to us.
The Advisor may face conflicts of interests in choosing our service providers and certain service providers may provide services to the Dealer Manager, the Advisor or Cohen & Steers on more favorable terms than those payable by us.
Certain third-party advisors and other service providers and vendors to us (including accountants, administrators, lenders, bankers, brokers, custodians, attorneys, consultants, title agents, property managers and investment or commercial banking firms) provide goods or services to, or have other business, personal, financial or other relationships with, Cohen & Steers, the Other Cohen & Steers Accounts, the Dealer Manager, the Advisor and affiliates and personnel of the foregoing. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers (including any of their respective affiliates or personnel) to us could have other commercial or personal relationships with Cohen & Steers, Other Cohen & Steers Accounts and their respective affiliates, personnel or family members of personnel of the foregoing.

Although Cohen & Steers selects service providers and vendors it believes are most appropriate in the circumstances based on its knowledge of such service providers and vendors (which knowledge is generally greater in the case of service providers and vendors that have other relationships to Cohen & Steers), the relationship of service providers and vendors to Cohen & Steers as described above will, in certain circumstances, influence Cohen & Steers in deciding whether to select or recommend such an advisor or service provider to perform services for us, the cost of which will generally be borne directly or indirectly by us, and incentivize Cohen & Steers to engage such service provider over another third party, utilize the services of such service providers and vendors more frequently than would be the case absent the conflict or to cause us to pay such service providers and vendors higher fees or commissions than would be the case absent the conflict. The incentive could be created by current income and/or the generation of enterprise value in a service provider or vendor. Cohen & Steers may also have an incentive to invest in or create service providers and vendors to realize on these opportunities. Furthermore, Cohen & Steers may from time to time encourage third-party service providers to Other Cohen & Steers Accounts to use other service providers and vendors in which Cohen & Steers has an interest, and Cohen & Steers has an incentive to use third-party service providers who do so as a result of the additional business for the related service providers and vendors. Fees paid to or value created in these service providers and vendors do not offset or reduce the Advisor’s management fee and are not otherwise shared with us. In the case of brokers of securities, our Sponsor has a best execution policy that it updates from time to time to comply with regulatory requirements in applicable jurisdictions.
Cohen & Steers, Other Cohen & Steers Accounts and personnel and related parties of the foregoing may in the future receive fees and compensation, including performance-based and other incentive fees, for products and services provided to us, such as fees for asset, development and property management; arranging, underwriting, syndication or refinancing of a loan or investment (or other additional fees, including acquisition fees, loan modification or restructuring fees); loan servicing; special servicing; other servicing; administrative services; advisory services on purchase or sale of an asset or company; other advisory services; investment banking and capital market services; placement agent services; fund administration; internal legal and tax planning services; information technology products and services; insurance procurement; brokerage solutions and risk management services; data extraction and management products and services; fees for monitoring and oversight of loans, property, title and/or other types of insurance and related services; and other products and services (including but not limited to restructuring, consulting, monitoring, commitment, syndication, origination, organizational and financing and divestment services). Such parties will also provide products and services for fees to Cohen & Steers, Other Cohen & Steers Accounts and their personnel and related parties, as well as third parties.
Legal fees for unconsummated transactions are often charged at a discount rate, such that if we consummate a higher percentage of transactions with a particular law firm than Cohen & Steers, Other Cohen & Steers Accounts and their respective affiliates, we could indirectly pay a higher net effective rate for the services of that law firm than Cohen & Steers or Other Cohen & Steers Accounts or their respective affiliates. Also, advisors, vendors and service providers often charge different rates or have different arrangements for different types of services. For example, advisors, vendors and service providers often charge fees based on the complexity of the matter as well as the expertise and time required to handle it. Therefore, to the extent the types of services used by us are different from those used by Cohen & Steers, Other Cohen & Steers Accounts and their respective affiliates and personnel, we can be expected to pay different amounts or rates than those paid by such other persons. Similarly, Cohen & Steers, the Other Cohen & Steers Accounts and affiliates and we can be expected to enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with Cohen & Steers) from time to time whereby such counterparty will, in certain circumstances, charge lower rates (or no fee) or provide discounts or rebates for such counterparty’s products or services depending on the volume of transactions in the aggregate or other factors.
In addition to the service providers and vendors described above, we will engage in transactions with one or more businesses that are owned or controlled by Cohen & Steers directly, not through one of its funds, including the businesses described below. These businesses will, in certain circumstances, also enter into transactions with other counterparties of ours. Cohen & Steers could benefit from these transactions and activities through current income and creation of enterprise value in these businesses. Furthermore, Cohen & Steers will from time to time encourage our third-party service providers to use other Cohen & Steers-affiliated service providers and vendors in connection with our business and the business of unaffiliated entities, and Cohen & Steers has an incentive to use third-party service providers who do so as a result of the indirect benefit to Cohen & Steers and additional business for the related service providers and vendors. No fees charged by these service providers and vendors will offset or reduce the Advisor’s management fees. Furthermore, Cohen & Steers, the Other Cohen & Steers Accounts and their respective affiliates and related parties will use the services of these Cohen & Steers affiliates, including at different rates. Although Cohen & Steers believes the services provided by its affiliates are likely to be equal or better than those of third parties, Cohen & Steers directly benefits from the engagement of these affiliates, and there is therefore an inherent conflict of interest.

Certain Cohen & Steers-affiliated service providers and their respective personnel may receive a management promote, an incentive fee and other performance-based compensation in respect of our investments. Furthermore, Cohen & Steers-affiliated service providers can be expected to charge costs and expenses based on allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses); provided that these amounts will not exceed market rates as determined to be appropriate under the circumstances. Generally, we may engage Cohen & Steers-affiliated service providers only if a majority of our Board, and a majority of the members of the affiliate transaction committee (which is comprised of each of our independent directors), not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.
The Advisor and its affiliates will make determinations of market rates (i.e., rates that fall within a range that the Advisor and its affiliates has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms) based on its consideration of a number of factors, which are generally expected to include the experience of the Advisor and its affiliates with non-affiliated service providers as well as benchmarking data and other methodologies determined by the Advisor and its affiliates to be appropriate under the circumstances. In respect of benchmarking, while Cohen & Steers often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Cohen & Steers affiliates in the applicable market or certain similar markets, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., within property management services, different assets may receive different property management services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset by asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then owned or to be acquired (such as location or size), or the particular characteristics of services provided. For these reasons, such market comparisons may not result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by us or by Other Cohen & Steers Accounts and will not offset the management fee we pay to the Advisor. Finally, in certain circumstances third-party benchmarking may be considered unnecessary, including because the price for a particular good or service is mandated by law (e.g., title insurance in rate regulated states). Some of the services performed by Cohen & Steers-affiliated service providers could also be performed by our Sponsor from time to time and vice versa. Fees paid by us to Cohen & Steers-affiliated service providers do not offset or reduce the management fee we pay to the Advisor and are not otherwise shared with us.
Cohen & Steers and Other Cohen & Steers Accounts operate in multiple industries, including the real estate related information technology industry, and provide products and services to or otherwise contract with us, among others. In connection with any such investment, Cohen & Steers and Other Cohen & Steers Accounts (or their respective personnel and related parties) can be expected to make referrals or introductions to us in an effort, in part, to increase the customer base of such companies or businesses or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as cash payments, additional equity ownership, participation in revenue share, accruing to the party making the introduction. We typically will not share in any fees, economics, equity or other benefits accruing to Cohen & Steers and Other Cohen & Steers Accounts as a result of such introduction.
We will purchase or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) to insure us, our portfolio properties, the Advisor, Cohen & Steers and their respective directors, officers, employees, agents and representatives and other indemnified parties, against liability in connection with our activities. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella,” group or other insurance policies maintained by Cohen & Steers that cover one or more of us and Other Cohen & Steers Accounts, the Advisor and Cohen & Steers (including their respective directors, officers, employees, agents and representatives and other indemnified parties). The Advisor and its affiliates will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella,” group or other insurance policies among one or more of us and Other Cohen & Steers Accounts, the Advisor and Cohen & Steers on a fair and reasonable basis, in their discretion, and may make corrective allocations should they determine subsequently that such corrections are necessary or advisable. Additionally, we and Other Cohen & Steers Accounts will, in certain circumstances, jointly contribute to a pool of funds that can be expected to be used to pay losses that are subject to the deductibles on any group insurance policies, which contributions may similarly be allocated in accordance with the relative values of the respective assets that are insured by such policies (or other factors that Cohen & Steers may reasonably determine). In respect of such insurance arrangements, Cohen & Steers may make corrective allocations from time to time should it determine subsequently that such adjustments are necessary or advisable.

We may be subject to potential conflicts of interest as a consequence of family relationships that Cohen & Steers employees have with other real estate professionals.
Certain personnel and other professionals of Cohen & Steers have family members or relatives that are actively involved in industries and sectors in which we invest or have business, personal, financial or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets which are actual or potential investments of us or our other counterparties and portfolio properties. Moreover, in certain instances, we can be expected to purchase or sell companies or assets from or to, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. In most such circumstances, we will not be precluded from undertaking any of these investment activities or transactions. To the extent Cohen & Steers determines appropriate, conflict mitigation strategies may be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Advisor.
We are subject to conflicts of interest related to tenants.
Certain properties owned by us and/or an Other Cohen & Steers Account will, in certain circumstances, be leased out to tenants that are affiliates of Cohen & Steers, including but not limited to Other Cohen & Steers Accounts and/or their respective portfolio companies, which would give rise to a conflict of interest. In such events, the Advisor will endeavor to ensure that such conflicts are resolved in a fair and equitable manner, subject to applicable oversight of the Board.
The personnel of the Dealer Manager and the Advisor may trade in securities for their own accounts, subject to restrictions applicable to Cohen & Steers personnel.
The officers, directors, members, managers and employees of the Dealer Manager and the Advisor can be expected to trade in securities and make personal investments for their own accounts, subject to restrictions and reporting requirements as may be required by law and Cohen & Steers policies, or otherwise determined from time to time by the Dealer Manager or the Advisor. Such personal securities transactions and investments will, in certain circumstances, result in conflicts of interest, including to the extent they relate to (i) a company in which we hold or acquire an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (ii) entities that have interests which are adverse to ours or pursue similar investment opportunities as us.
We expect to have a diverse stockholder group and the interests of our stockholders may conflict with one another and may conflict with the interests of investors in other vehicles that we co-invest with.
Our stockholders may have conflicting investment, tax and other interests with respect to their investments in us and with respect to the interests of investors in other investment vehicles managed or advised by the Advisor or its affiliates that participate in the same investments as us. The conflicting interests of individual stockholders with respect to other stockholders and relative to investors in other investment vehicles and investors relate to, among other things, the nature, structuring, financing, tax profile and timing of disposition of investments. In certain circumstances, we may provide financing, guarantees, enter into currency or derivative transactions or other similar arrangements for access funds primarily created to hold shares of our common stock, including in order to support currency hedging programs at such access funds. These arrangements may cause us to use our funds for such arrangements as opposed to alternative uses and could expose us to certain risks. The Advisor may as a result have conflicts in making these decisions, which may be more beneficial for one or more (but not all) stockholders than for other stockholders. In addition, we may make investments that may have a negative impact on related investments made by the stockholders in separate transactions. In selecting and structuring investments appropriate for us, the Advisor considers the investment, tax and other objectives of us (including our qualification as a REIT) and our stockholders (and those of investors in other investment vehicles managed or advised by the Advisor or its affiliates) that participate in the same investments as us, not the investment, tax or other objectives of any stockholder individually. In addition, certain investors may also be limited partners in Other Cohen & Steers Accounts, including supplemental capital vehicles and co-investment vehicles that invest alongside us in one or more investments, which could create conflicts for the Advisor in the treatment of different investors.

Stockholders may also include affiliates of Cohen & Steers, such as Other Cohen & Steers Accounts, affiliates of charities or foundations associated with Cohen & Steers personnel and current or former Cohen & Steers personnel, Cohen & Steers’ senior advisors and operating partners, and any such affiliates, funds or persons may also invest in us. Except as provided in our charter, all of these Cohen & Steers-related stockholders will have equivalent rights to vote and withhold consents as nonrelated stockholders. Nonetheless, Cohen & Steers may have the ability to influence, directly or indirectly, these Cohen & Steers-related stockholders.
We may be subject to additional potential conflicts of interests as a consequence of Cohen & Steers’ status as a public company.
As a consequence of Cohen & Steers’ status as a public company, our officers, directors, members, managers and employees and those of the Advisor may take into account certain considerations and other factors in connection with the management of the business and affairs of us and our affiliates that would not necessarily be taken into account if Cohen & Steers were not a public company.
We and Other Cohen & Steers Accounts may engage in permissible political activities with the intent of furthering our or their business interests or otherwise.
We and Other Cohen & Steers Accounts may, in the ordinary course of our or their respective businesses and where permitted by applicable laws, regulations and our or their respective policies and procedures, make political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible political activities with the intent of furthering our or their business interests or otherwise. In certain circumstances, there may be initiatives where such activities are coordinated by Cohen & Steers for the benefit of us and/or Other Cohen & Steers Accounts. The interests advanced through such activities may, in certain circumstances, not align with or be adverse to our interests, the interests of our stockholders or the interests of Other Cohen & Steers Accounts. The costs of such activities may be allocated among us and Other Cohen & Steers Accounts (and borne indirectly by our stockholders). While the costs of such activities will typically be borne by the entity undertaking such activities, such activities may also directly or indirectly benefit us, Other Cohen & Steers Accounts or Cohen & Steers. There can be no assurance that any such activities will be successful in advancing our interests or the interests of Other Cohen & Steers Accounts or otherwise benefit such entities.
Risks Related to our REIT Status and Certain Other Tax Items
If we do not qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.
We expect to operate so as to qualify as a REIT under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), however, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, we could fail various compliance requirements which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
•we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to U.S. federal income tax on our taxable income at regular corporate income tax rates;
•any resulting tax liability could be substantial and could have a material adverse effect on our book value;
•unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and therefore, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and
•we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.
To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. These options could increase our costs or reduce our equity.
Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce our stockholders’ overall return.
To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.
Compliance with REIT requirements may force us to liquidate or restructure otherwise attractive investments.
To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities (other than, but not limited to, securities that qualify for the straight debt safe harbor) of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Our charter does not permit any person or group to beneficially or constructively own more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these limits would not be effective without an exemption (prospectively or retroactively) from these limits by our Board.
For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than 9.8%, in value or number of shares, whichever is more restrictive, of the outstanding shares of our outstanding common stock, or 9.8% in value or number of shares, whichever is more restrictive, of our outstanding capital stock of all classes or series (the “Ownership Limit”). The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or our capital stock by a person could cause another person to constructively own in excess of 9.8% of our outstanding common stock or our capital stock, respectively, and thus violate the Ownership Limit. There can be no assurance that our Board, as permitted in the charter, will not decrease this Ownership Limit in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the Ownership Limit without the consent of our Board will result either in the shares in excess of the limit being transferred by operation of our charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.
The Ownership Limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). The exemptions to the Ownership Limit granted may limit our Board’s power to increase the Ownership Limit or grant further exemptions in the future.
Ownership of one or more of our tenants by a significant stockholder could cause us to fail to satisfy the REIT gross income tests.
Notwithstanding the Ownership Limit, discussed above, our Board may grant a waiver of the Ownership Limit to one or more stockholders. As a result, one or more of our stockholders may own 10% of more of our stock (a “10% Stockholder”). If any such 10% Stockholder, actually or taking into account certain constructive ownership rules, owns 10% or more of any tenant, rents from such tenant will cease to qualify as “rents from real property” for purposes of the REIT gross income tests. We intend to conduct diligence in respect of ownership of our tenants by any 10% Stockholder; however, given the broad attribution rules that apply for this purpose, we may not have access to all information relevant for this determination and we may not be able in all cases to identify any such related party tenants in a timely manner. If one or more tenants of ours becomes a related party tenant for purposes of the rules described above, non-qualifying rents received from such tenant could cause us to fail our REIT gross income tests, in which case we could fail to qualify as a REIT or could be required to pay a penalty tax to retain our REIT qualification.

Non-U.S. holders may be required to file U.S. federal income tax returns and pay U.S. federal income tax upon their disposition of shares of our common stock or upon their receipt of certain distributions from us.
In addition to any potential U.S. federal withholding tax on ordinary dividends, a non-U.S. holder, other than a “qualified shareholder” or a “withholding qualified holder,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from such disposition. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. Proposed Treasury regulations issued on December 29, 2022 modify the existing criteria for qualification as a domestically controlled REIT and provide that the ownership by non-U.S. persons will be determined by looking through pass-through entities and certain U.S. corporations, among others. We cannot assure you that we will qualify as a domestically controlled REIT under the proposed regulations or the final rules if and when enacted. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. We do not expect our shares of common stock to be treated as regularly traded on an established securities market.
A non-U.S. holder other than a “qualified shareholder” or a “withholding qualified holder,” that receives a distribution from a REIT that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common stock. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend. If a non-U.S. holder is subject to taxation under FIRPTA on proceeds from the sale of our common stock or on distributions we make, the non-U.S. holder will be required to file a U.S. federal income tax return.
We seek to act in the best interests of the Company as a whole and not in consideration of the particular tax consequences to any specific stockholder. Potential non-U.S. holders should inform themselves as to the U.S. federal income tax consequences, and the tax consequences within the countries of their citizenship, residence, domicile, and place of business, with respect to the purchase, ownership and disposition of shares of our common stock.
Investments outside the U.S. may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.
Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the U.S. or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements.
We may incur tax liabilities that would reduce our cash available for distribution to you.
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly.

However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.
Restrictions on deduction of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding incurring income or excise taxes.
Rules enacted as part of the Tax Cuts and Jobs Act, may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. The deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses and any deductions for “qualified business income.” A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
Our Board is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.
Our charter authorizes our Board to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. Our Board has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests and in the best interests of our stockholders. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.
You may have current tax liability on distributions you elect to reinvest in our common stock.
If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.
Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.
Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, for taxable years beginning before January 1, 2026, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the U.S. federal income effective tax rate on such dividends to 29.6%.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our Board to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
If our Operating Partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of our Operating Partnership as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that our Operating Partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on your investment.
Our qualification as a REIT could be jeopardized as a result of an interest in joint ventures or investment funds.
We may hold certain limited partner or non-managing member interests in partnerships or limited liability companies that are joint ventures or investment funds. Our ability to qualify as a REIT will be affected by such investments. To the extent that our investment in an entity that is classified as a partnership for U.S. federal income tax purposes is not held through a taxable REIT subsidiary, our share of the gross income of the entity will be taken into account for purposes of determining whether we satisfy the gross income tests and our share of the assets of the entity will be taken into account for purposes of determining whether we satisfy the asset tests. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity or contribute such interest to a taxable REIT subsidiary. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a gross income or asset test, and that we would not become aware of such actions in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In addition, we will have to take into account our share of the income of such joint ventures and investment funds that are classified as partnerships for tax purposes, without regard to whether such joint ventures or funds make distributions to us to fund our distribution requirements.

Retirement Plan Risks
If the fiduciary of an employee benefit plan subject to the Code or to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in shares of our common stock, the fiduciary could be subject to civil penalties.
There are special considerations that apply to investing in shares our common stock on behalf of a pension, profit sharing, 401(k) or other employer-sponsored retirement plans, health or welfare plans, trusts, individual retirement accounts (“IRAs”), or “Keogh” plans that are subject to Title I ERISA or Section 4975 of the Code. If you are investing the assets of any of the entities identified in the prior sentence in our common stock, you should satisfy yourself that:
•the investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Code;
•the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
•the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA (to the extent such entity is subject to ERISA) and other applicable provisions of ERISA and the Code;
•the investment will not impair the liquidity of the trust, plan or IRA;
•the investment will not produce “unrelated business taxable income” for the trust, plan or IRA;
•our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares of common stock constitutes a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.
If our assets at any time are deemed to constitute “plan assets” under ERISA, that may lead to the rescission of certain transactions, tax or fiduciary liability and our being held in violation of certain ERISA and Code requirements.
Stockholders subject to ERISA and/or Section 4975 of the Code should consult their own advisors as to the effect of ERISA and Section 4975 of the Code on an investment in our shares of common stock. If our assets are deemed to constitute “plan assets” of any stockholder that is a “benefit plan investor” (each within the meaning of ERISA and the regulations promulgated thereunder by the U.S. Department of Labor, as modified by Section 3(42) of ERISA (the “Plan Assets Regulation”)), this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company; (ii) the possibility that certain transactions in which the Company has entered into in the ordinary course of business constitute non-exempt “prohibited transactions” under Title I of ERISA and/or Section 4975 of the Code, and may have to be rescinded; (iii) our management, as well as various providers of fiduciary or other services to us (including the Advisor), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise “parties in interest” (within the meaning of ERISA) or “disqualified persons” (within the meaning of Section 4975 of the Code) for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iv) the fiduciaries of stockholders that are “benefit plan investors” would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.

If a prohibited transaction occurs for which no exemption is available, the Advisor and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the “benefit plan investor” any profit realized on the transaction and (ii) reimburse the “benefit plan investor” for any losses suffered by the “benefit plan investor” as a result of the investment. In addition, each “disqualified person” involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a “benefit plan investor” who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Advisor. With respect to a “benefit plan investor” that is an IRA that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, could cause the IRA to lose its tax-exempt status.
Prospective investors that are or are acting on behalf of (i) an “employee benefit plan” (within the meaning of Section 3(3) of ERISA), which is subject to Title I of ERISA; (ii) a “plan” described in Section 4975 of the Code, that is subject to Section 4975 of the Code (including, without limitation, an IRA and a “Keogh” plan); (iii) a plan, fund, account or other arrangement that is subject to the provisions of any other federal, state, local, non-U.S. or other laws or regulations that are similar to the fiduciary responsibility or prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code or (iv) an entity whose underlying assets are considered to include the assets of any of the foregoing described in clauses (i), (ii) and (iii) pursuant to ERISA or otherwise (each of the foregoing described in clauses (i), (ii), (iii) and (iv) referred to as a “Plan”) should consult with their own legal, tax, financial and other advisors to review these implications in light of such investor’s particular circumstances. The sale of our common stock to any Plan is in no respect a representation by us or any other person associated with the offering of our shares of common stock that such an investment meets all relevant legal requirements with respect to investments by plans generally or any particular Plan, or that such an investment is appropriate for Plans generally or any particular Plan.
We may face risks with respect to our operation as a VCOC or REOC.
The Company may operate in a manner intended to qualify as a “venture capital operating company” (a “VCOC”) or “real estate operating company” (“REOC”) (each within the meaning of the Plan Assets Regulation), in order to avoid holding “plan assets” within the meaning of ERISA. Operating as a VCOC would require that the Company obtain rights to substantially participate in or influence the conduct of the management of a number of the Company’s investments and, in the case of operating as a REOC, participating in the management and development activities of the underlying real estate. In this regard, the Company may designate a director to serve on the board of directors of one or more portfolio entities. The designation of directors and other measures contemplated could expose our assets to claims by a portfolio entity, its security holders, and its creditors. While the Company intends to minimize exposure to these risks, the possibility of successful claims cannot be precluded. Because the Company may operate in a manner intended to qualify as a VCOC or REOC in order to avoid holding “plan assets” within the meaning of ERISA, the Company may be restricted or precluded from making certain investments. In addition, such operation could require us to liquidate investments at a disadvantageous time, resulting in lower proceeds than might have been the case without the need for such compliance.
We may encounter risks arising from potential control group liability.
Under ERISA and the Code, all members of a group of commonly controlled trades or businesses may be jointly and severally liable for each other’s obligations to any defined benefit pension plans maintained by an entity in the controlled group or to which such entity is obligated to contribute. These obligations may include the obligation to make required pension contributions, the obligation to fund any deficit amount upon pension plan termination and the obligation to pay withdrawal liability owed to a multi-employer (union) plan to which such entity makes contributions if the entity withdraws from an underfunded multi-employer pension plan. A 2013 U.S. Federal Appeals court decision found that certain supervisory and portfolio management activities of a private equity fund could cause a fund to be considered a trade or business for these purposes, and thus, liable for withdrawal liability owed by a fund’s portfolio company to an underfunded multi-employer plan which covered the employees of the portfolio company. Accordingly, if we invested in a control type investment and if we were found to be engaged in a “trade or business” for ERISA purposes, we and the various entities in which we have a control type investment could be held liable for the defined benefit pension obligations of one or more of such investments.

General Risk Factors
We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.
Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow tenants to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators or other replacements for the reduced or interrupted utilities, which also could be insufficient to fully operate our facilities and could result in our inability to provide services.
Certain properties may require permits or licenses.
A license, approval or permit may be required to acquire certain investments and their direct or indirect holding companies (or registration may be required before an acquisition can be completed). There can be no guarantee of when and if such a license, approval or permit will be obtained or if the registration will be effected.
We face legal risks when making investments.
Investments are usually governed by a complex series of legal documents and contracts. As a result, the risk of dispute over interpretation or enforceability of the documentation may be higher than for other investments. In addition, it is not uncommon for investments to be exposed to a variety of other legal risks. These can include, but are not limited to, environmental issues, land expropriation and other property-related claims, industrial action and legal action from special interest groups.
We may face risks associated with short sales.
Our use of short sales for investment and/or risk management purposes subjects us to risks associated with selling short. We may engage in short sales where we do not own or have the right to acquire the security sold short at no additional cost. Our loss on a short sale theoretically could be unlimited in a case where we are unable, for whatever reason, to close out a short position.
Our short selling strategies may limit our ability to benefit from increases in the markets. Short selling also involves a form of financial leverage that may exaggerate any losses. Also, there is the risk that the counterparty to a short sale may fail to honor its contractual terms, causing a loss to us. Finally, SEC, FINRA or other regulations relating to short selling may restrict our ability to engage in short selling.
We may incur contingent liabilities in connection with the disposition of investments.
In connection with the disposition of an investment, we may be required to make certain representations about the business, financial affairs and other aspects (such as environmental, property, tax, insurance, and litigation) of such investment typical of those made in connection with the sale of a business or other investment comparable to the investment being sold. We may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate or with respect to certain potential liabilities. These arrangements may result in the incurrence of contingent liabilities for which the Advisor may establish reserves or escrow accounts.
We will face risks associated with hedging transactions.
We may utilize a wide variety of derivative and other hedging instruments for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks. Any such derivatives and other hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in derivatives and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such transaction, and the Advisor may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate risks.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We are externally managed by the Advisor, a subsidiary of Cohen & Steers, and representatives of the Company and the Advisor operate the Company’s business through Cohen & Steers’ information systems. Our business is dependent on the effectiveness of our and Cohen & Steers’ information and cybersecurity policies and procedures to protect our and Cohen & Steers’ network and telecommunications systems and the data that reside in or are transmitted through such systems.
Cybersecurity is a crucial component of our risk management processes and of Cohen & Steers’ enterprise risk management program. Like many companies, we, Cohen & Steers and our and our external providers have been subject to, and expect to continue to be subject to, a range of cybersecurity threats and risks. Cohen & Steers has invested significant resources into cybersecurity and risk management processes to adjust to the continuing evolution in cybersecurity and respond to related threats.
Cohen & Steers has implemented and maintained various information security processes designed to identify, assess and manage material risks from cybersecurity threats to its critical computer networks, third-party hosted services, communications systems, hardware and software and critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature and information relating to Advisor clients and investments (“Information Systems and Data”).
Cohen & Steers’ cybersecurity risk management function is led by its Chief Information Security Officer (“CISO”) and Chief Technology Officer (“CTO”) and includes members of its Information Technology (“IT”) department and other personnel that oversee its information security and engineering operations. Input and guidance are also provided by members of its Legal and Compliance departments. Together, these employees (collectively referred to as members of the “Cybersecurity Management”) are primarily responsible for developing, implementing and monitoring Cohen & Steers’ cybersecurity program and reporting on cybersecurity matters to Cohen & Steers’ senior management as well as our Audit Committee, on behalf of our Board.
Members of Cybersecurity Management identify and assess risks from cybersecurity threats by monitoring and evaluating Cohen & Steers’ threat environment and enterprise risk profile using various manual and automated tools as well as by: (i) utilizing shared information about vulnerabilities and exploits from various professional security organizations, reports or other services that identify cybersecurity threats and through the use of external intelligence feeds; (ii) analyzing reports of threats and actors; (iii) conducting scans of Cohen & Steers’ threat environment; (iv) evaluating Cohen & Steers’ and its industry’s risk profile; (v) evaluating threats that are reported to or discovered by Cohen & Steers; (vi) coordinating with law enforcement concerning threats; (vii) conducting internal and external audits of the information security control environment and operating effectiveness; and (viii) conducting threat assessments for internal and external threats, including through the use of third party threat assessments and vulnerability threat assessments.
Cohen & Steers has implemented and maintained various technical, physical and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to Information Systems and Data, including, but not limited to:
•technical and physical safeguards: (i) systems monitoring, including anti-virus/anti-malware software for workstations and servers, reports about correlated events detected from server log reviews, desktop forensics software and suspicious firewall traffic, firewall logs and alerts from users about blocked websites, systems monitoring of Cohen & Steers’ websites, network monitoring software alerts and scheduled internal and external vulnerability scans; (ii) Cohen & Steers’ asset management tracking and disposal; (iii) incident detection and response; (iv) data encryption; (v) notification monitoring from Cohen & Steers’ personnel and from third parties regarding issues and signs of potential incidents; and (vi) access controls and network security controls; and

•organizational safeguards: (i) incident response plans that address Cohen & Steers’ response to a cybersecurity incident; (ii) personnel and vendors dedicated to overseeing Cohen & Steers’ cybersecurity program; (iii) periodic mandatory employee cybersecurity training; (iv) periodic risk assessments and testing of Cohen & Steers’ policies, standards, processes and practices that are designed to address cybersecurity threats and incidents, such as audits, tabletop exercises, threat modeling and vulnerability testing; (v) policies and programs such as security standards, a vendor risk management program, a vulnerability management policy and disaster recovery and business continuity plans; and (vi) insurance coverage dedicated to losses resulting from cybersecurity incidents.
Cybersecurity risk management processes are integrated into the Board’s ongoing evaluation and management of risks that are essential to our success, including as it relates to its oversight of the Advisor. At least annually, our Audit Committee reviews the cybersecurity program of the Advisor. Further, cybersecurity risk management is integrated into the Cohen & Steers’ overall enterprise risk management process. For example, (i) enterprise risk management-level cybersecurity risks are reviewed at least annually by Cohen & Steers’ information technology security team; (ii) internal and external penetration tests are performed to identify any vulnerabilities and findings are risk ranked based on potential likelihood and impact and (iii) the CTO reports on cybersecurity risk management and related matters annually to the Audit Committee, as part of its ongoing evaluation and oversight of the Advisor’s cybersecurity program.
Third-party service providers play a key role in Cohen & Steers’ cybersecurity program. Cohen & Steers uses third-party service providers to assist in identifying, assessing and monitoring material risks from cybersecurity threats, including through penetration testing, provision of threat intelligence and monitoring Cohen & Steers’ environment 24 hours a day and seven days a week. Cohen & Steers has currently engaged with professional services firms, including legal counsel, threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, penetration testing firms, dark web monitoring firms and cyber insurance brokers and providers. Members of the Advisor’s management report key findings of such assessments to our Audit Committee and Cohen & Steers adjusts its cybersecurity policies, standards, processes and practices as necessary based in part on information provided by these assessments and engagements.
Cohen & Steers also uses third-party service providers to perform a variety of functions throughout its business, such as application providers, hosting companies and supply chain resources. Cohen & Steers maintains a risk-based approach to identifying and overseeing cybersecurity risks and vulnerabilities presented by its engagement of third parties, including key vendors, service providers and other external users of its information systems, as well as the information systems of third parties that could adversely impact its business in the event of a cybersecurity incident affecting those third-party systems. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue and the identity of the provider, Cohen & Steers’ vendor risk management program may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider. Cohen & Steers’ vendor risk management program may entail: (i) vendor risk assessments; (ii) security questionnaires; (iii) vendor audits; (iv) vulnerability scans relating to vendors; (v) security assessment calls with the vendor’s security personnel and Cohen & Steers’ review of the vendor’s written security program, security assessments and other reports; (v) provision from the vendor of a System and Organization Controls (“SOC”) 1 or SOC 2 report to evidence cybersecurity preparedness; and (vi) the imposition of contractual obligations on the vendor.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part I. Item 1A. “Risk Factors” in this Annual Report on Form 10-K, including under the caption “We could incur financial losses, reputational harm and regulatory penalties if we or Cohen & Steers fail to implement effective information security policies and procedures.”
Governance
Our cybersecurity risk assessment and management processes are implemented and maintained by members of Cohen & Steers’ Cybersecurity Management, including its CISO, CTO and Head of IT Infrastructure.
•Cohen & Steers’ CISO oversees the information security group and program within its IT department and holds a Bachelor of Arts degree in computer science. The CISO has served in various roles in information technology for over 24 years within the financial services industry, including previously serving as Head of Information Security and Enterprise Infrastructure, Head of IT Audit and Chief Information Security Officer at other companies, and holds the Certified Information Systems Auditor (CISA) and Certified in Risk and Information Systems Control (CRISC) certifications and is registered with FINRA for the Series 99.

•Cohen & Steers’ CTO oversees the IT department and holds a PhD in computer science, an MBA and Postgraduate Diploma in physics. The CTO has served in various roles in information technology for over 28 years, including senior leadership roles for the investment banking division of a financial services company.
•Cohen & Steers’ Head of IT Infrastructure oversees the infrastructure and service desk departments within the IT department and holds a Bachelor of Business Administration degree in finance and computer information systems. The Head of IT Infrastructure has served in various roles in information technology for over 20 years.
Members of Cohen & Steers’ Cybersecurity Management, including the CISO and the CTO, are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into Cohen & Steers’ overall risk management strategy and communicating key priorities to relevant personnel. Members of Cybersecurity Management, including the CISO and CTO, are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes and reviewing security assessments and other security-related reports.
Cohen & Steers’ cybersecurity incident response plan is a key component of its cybersecurity program. The response plan is designed to report certain cybersecurity incidents to members of Cybersecurity Management, who then work with the Cohen & Steers’ incident response team to help Cohen & Steers control, mitigate and remediate cybersecurity incidents of which they are notified. In addition, the response plan includes prompt reporting to our Board (or the Audit Committee) of certain cybersecurity incidents and of the materiality and disclosure determinations relating thereto.
Our Board has delegated the primary responsibility for oversight and review of the Company’s cybersecurity program to the Audit Committee. The Audit Committee actively participates in discussions regarding cybersecurity risk exposures and steps taken by management of Cohen & Steers to monitor and mitigate such risks, further to their responsibility to manage, oversee and remain informed about the most significant risks to Cohen & Steers and align Cohen & Steers’ risk exposure with our strategic and business objectives. At least annually, the Audit Committee reviews with the Advisor and Cohen & Steers’ CTO the Cohen & Steers’ cybersecurity program, including the robustness and efficacy of Cohen & Steers’ overall cybersecurity program, steps taken to enhance defenses and security measures in place and its established plans to identify, detect and respond to threats Cohen & Steers may encounter. The Audit Committee also annually reviews and discusses with the Advisor cyber insurance coverage. In addition, as necessary, our Board (or the Audit Committee) receives reports and communications from the Advisor regarding material risks and specific developments that may cover topics such as: the Advisor’s computerized information system controls; the impact of new cybersecurity-related rules and regulations; changes in the threat environment including new and emergent risks; and evolving information security standards and market practices including with respect to peers and third parties.
Item 2. Properties
Investments in Real Properties
For an overview of our real estate investments, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Portfolio.”
Principal Executive Office
Our principal executive office is located at 1166 Avenue of the Americas, New York, New York 10036. We consider these facilities to be suitable and adequate for the management and operations of our business.
Item 3. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, we were not involved in any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Offering of Common Stock
We are conducting a public offering of common stock. The Offering consists of eight classes of our common stock, Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares and Class F-I shares. The different classes of common stock have varying upfront selling commissions, dealer manager fees, ongoing stockholder servicing fees, management fees and performance participation allocations. Other than the difference in fees noted, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established trading market for our common stock. As of March 7, 2024, we had four holders of Class I shares and 107 holders of Class P shares of common stock. Our Class P shares are offered only in a private offering and are not offered in the Offering. The following table details the selling commissions, dealer manager fees, and stockholder servicing fee for each applicable share class.

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class F-T Shares	Class F-S Shares	Class F-D Shares	Class F-I Shares	Class P Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 3.5%	up to 1.5%	—	up to 3.5%	up to 3.5%	up to 1.5%	—	—
Stockholder servicing fee (% of NAV)	0.85%	0.85%	0.25%	—	0.85%	0.85%	0.25%	—	—
For Class T shares and Class F-T shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.0% and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share and Class F-T share sold in the primary offering; however, such amounts may vary pursuant to agreements with certain participating broker-dealers; provided that the sum will not exceed 3.5% of the transaction price. For Class S shares and Class F-S shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class D shares and Class F-D shares sold in the primary offering, investors will pay upfront selling commissions of up to 1.5% of the transaction price. No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class I shares, Class F-I shares, Class P shares or shares of any class sold pursuant to the Company’s distribution reinvestment plan.
The Dealer Manager, a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Offering and is entitled to receive an investment professional stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T and Class F-T shares. For Class S shares and Class F-S shares, a charge of 0.85% per annum of the aggregate NAV will be charged for stockholder servicing fees. For Class D shares and Class F-D shares, a charge of 0.25% per annum of the aggregate NAV will be charged for stockholder servicing fees. There will not be a stockholder servicing fee with respect to Class I, Class F-I shares or Class P shares. Because we did not receive any proceeds from the Offering or our private offering of Class P shares during the year ended December 31, 2023, we are not able to calculate the ratio of the cost of raising equity capital to the gross amount of equity capital raised.
The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees will be retained by, or re-allowed (paid) to, the participating broker dealers. Through December 31, 2023, the Dealer Manager had not retained or re-allowed any upfront selling commissions, dealer manager fees or stockholder servicing fees.

The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset value of our investments (including real estate-related securities), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares. The following valuation methods are used for purposes of calculating our NAV:
•Investments in newly acquired properties will initially be valued at cost which is expected to represent fair value at that time, absent more recent market or investment-level information that makes it unreasonable to consider their fair value as equal to cost. We capitalize acquisition-related costs associated with asset acquisitions and expense such costs related to business combinations. As such, the initial value of acquisitions that qualify as asset acquisitions will include transaction costs. Each property will then be valued by the Independent Valuation Advisor within the first full quarter following acquisition in the same calendar month of the quarter it was acquired (e.g., if a property is acquired in January, the first month of the first quarter, it will be appraised in April, the first month of the second quarter) and corroborated by a third-party appraisal, which is obtained no less than annually thereafter. Each third-party appraisal will be reviewed by the Independent Valuation Advisor for reasonableness. The primary methodology used to value properties is expected to be the income approach, whereby value is derived by determining the present value of an asset’s stream of future cash flows (e.g., discounted cash flow analysis). Consistent with industry practices, the income approach incorporates subjective judgments regarding comparable rental and operating expense data, the capitalization and discount rate, and projections of future rent and expenses based on appropriate evidence. Other methodologies that may also be used to value properties include sales comparison and cost approaches.
•Investments in real estate-related securities, such as mortgages or mezzanine loans, will initially be valued at acquisition price or par value of such loan, and then by our Independent Valuation Advisor considering all relevant calculations and scenarios that a market participant would consider in evaluating the financial instrument. Most loans held as an investment are valued by discounting debt service cash flows using a market yield.
•Investments in real estate-related securities consisting of investments in listed real estate common equity, preferred equity and debt (including corporate debt and mortgage-backed securities (“MBS”)) will generally be valued on the basis of publicly available market quotations or at fair value determined in accordance with GAAP. Market quotations may be obtained from third-party pricing service providers.
•Liabilities include the fees payable to the Advisor and the Dealer Manager, accounts payable, accrued operating expenses, property-level mortgages, any portfolio-level credit facilities and other liabilities, where applicable. Other than property-level mortgages, we include the cost basis of our liabilities as part of NAV, which approximates fair value. These carrying amounts are meant to reasonably approximate fair value due to the liquid and short-term nature of the instruments. We include as part of NAV the fair value of our property-level mortgages, which are valued monthly by the Independent Valuation Advisor. For most loans valued from the borrower’s perspective, our independent debt valuation services firm utilizes a discounted cash flow analysis in evaluating its fair value conclusions. Additional inputs or adjustments to fair value conclusions may be applicable based on observations of market participant behavior.
Please refer to “Net Asset Value Calculation and Valuation Guidelines” in the prospectus for the Offering for further details on how our NAV is determined.

Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our Board. Until we issue any Class T shares, Class S shares, Class D shares, Class F-T shares, Class F-S shares, Class F-D shares and Class F-I shares, the price per share for such shares is equal to the most recently determined NAV per share for our Class I shares, plus applicable selling commissions, and for Class T and Class F-T shares only, applicable dealer manager fees. For our Class I shares and once Class T shares, Class S shares, Class D shares, Class F-T shares, Class F-S shares, Class F-D shares and Class F-I shares are issued, the purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s NAV per share for such class, plus any applicable upfront selling commissions and dealer manager fees. During the year ended December 31, 2023, we did not calculate a NAV per share, and the NAV per share was deemed to be $10.00 until January 31, 2024, which was the last calendar day of the month in which we made our first investment. The NAV per share for Class P shares and Class I shares as of January 31, 2024 was $10.02.
Distribution Policy
As of December 31, 2023, we had not declared or paid any distributions. We intend to declare monthly distributions based on record dates established by our Board and pay such distributions on a monthly basis commencing with the second quarter of 2024. We intend to distribute sufficient income so that we satisfy the requirements to qualify as a REIT. In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income, determined without regard to dividends-paid deduction and excluding net capital gains, to our stockholders. Generally, income distributed to stockholders will not be taxable under the code if we qualify as a REIT. We intend to make an election to be taxed as a REIT under section 856 through 860 of the Code commencing with our taxable year ending December 31, 2024.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby stockholders (other than an investor who is a resident of Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington or is a client of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Any investor who is a resident of Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington or is a client of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the "transaction price") at the time the distribution is payable, which will generally be equal to our prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of our Class T shares, Class S shares, Class D shares, Class F-T shares, Class F-S shares and Class F-D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.
Unregistered Sale of Equity Securities
During the year ended December 31, 2023, we received approximately $219.2 million in commitments to purchase Class P shares, including $124.8 million from the Advisor. On January 11, 2024, pursuant to these commitments to purchase Class P shares, the Company issued 4,737,760 Class P shares at a price of $10.00 per share to accredited investors and the Advisor, in a private placement for an aggregate purchase price of $47.4 million. Approximately 50% of such shares were issued to the Advisor as part of the Advisor’s commitment to invest an aggregate of $125.0 million in shares of the Company’s common stock. The offer and sale of these shares was exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) and Regulation D promulgated thereunder.

Subsequent to December 31, 2023, the Company received approximately $1.8 million in commitments to purchase Class P shares. As of March 7, 2024, the Company has approximately $173.6 million in remaining commitments to purchase Class P shares. We are not required to call all or any portion of the commitments made by investors prior to their expiration in March 2025.
Use of Offering Proceeds
On February 21, 2023, the Registration Statement on Form S-11 (File No. 333-269416) for the Offering was declared effective under the Securities Act. The transaction price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings. As of December 31, 2023, we had not sold any shares of our common stock in the Offering, and therefore, we had not received any proceeds from the Offering.
Share Repurchase Plan
The Company has adopted a share repurchase plan whereby, on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The Class P shares, including the Class P shares held by Cohen & Steers and its affiliates, are not eligible for repurchase pursuant to our share repurchase plan until March 1, 2025. From March 1, 2025, Class P shares will be eligible for repurchase pursuant to our share repurchase plan as described below. The total amount of aggregate repurchases of Class P, Class T, Class S, Class D, Class I, Class F-T, Class F-S, Class F-D and Class F-I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. The Company will only repurchase Class P shares, or other shares, held by Cohen & Steers after all other stockholder repurchase requests have been processed (repurchases of shares of common stock that exceed the limitations must be approved by our Board). Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, except shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price (the “Early Repurchase Deduction”) (subject to certain exceptions). In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis after the Company has repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Should repurchase requests, in the Company’s judgment, place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company as a whole, or should the Company otherwise determine that investing the Company’s liquid assets in real properties or other illiquid investments rather than repurchasing the Company’s shares is in the best interests of the Company as a whole, then the Company may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our Board may modify, suspend or terminate our share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders.
During the year ended December 31, 2023, we did not receive any repurchase requests and accordingly did not repurchase any shares of our common stock pursuant to our share repurchase plan.
Item 6. [ Reserved ]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations, and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I. Item 1A - “Risk Factors” in this Annual Report on Form 10-K.
Overview
We are a Maryland corporation formed on July 18, 2022. We were formed to invest primarily in high-quality, stabilized real estate assets within the U.S. We are an externally advised, perpetual-life corporation that intends to qualify as a REIT for U.S. federal income tax purposes. We own all or substantially all of our assets through the Operating Partnership, of which we are the sole general partner.
We were formed to invest primarily in high-quality, stabilized real estate assets within the U.S. We also expect to invest, to a lesser extent, in real estate equity (including listed REITs), preferred equity and debt instruments. We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:
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
We intend to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2024. We plan to own all or substantially all of our assets through the Operating Partnership, a Delaware limited partnership, of which we are the sole general partner.
Our Board will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Advisory Agreement, however, we have delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board.
As of December 31, 2023, we had not commenced our principal operations nor generated any revenues.
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
On October 3, 2022, the Advisor made an investment of $200,000 in exchange for 20,000 shares of our Class I common stock. As of March 7, 2024, we had received net proceeds of approximately $47.4 million from selling an aggregate of 4,737,760 shares of our Class P shares.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in our prospectus.
Portfolio
As of December 31, 2023, we had no investments. Subsequent to December 31, 2023, we acquired a community shopping center located in Dallas, Texas. See Note 7 to our consolidated financial statements for additional information.
Results of Operations
The information below discusses our operations during the year ended December 31, 2023.
General and Administrative Expenses
During the year ended December 31, 2023, general and administrative expenses (other than stock compensation expense of $0.2 million) were approximately $1.2 million, and consisted primarily of general corporate matters, such as professional fees, legal fees and other professional services. Pursuant to the Expense Limitation and Reimbursement Agreement, these expenses are reimbursable by the Advisor since they were considered Specified Expenses (as defined below) that exceeded 0.50% of net assets (annualized) and are thus not recognized on our Consolidated Statement of Operations. Reimbursable amounts of $0.3 million that have yet to be paid by the Advisor as of December 31, 2023 are recognized as Due from Affiliates (with a corresponding payable). In addition, the Advisor has permanently waived all Specified Expenses up to 0.50% of net assets (annualized) until the date of our first capital call pursuant to the Class P commitments, or January 11, 2024.
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
We will reimburse the Advisor for certain out-of-pocket expenses in connection with our operations. The Advisor has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the earlier of (i) December 31, 2025 or (ii) the month that our aggregate NAV is at least $1.0 billion. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months following such date. After the earlier of (i) December 31, 2025 or (ii) the month that our aggregate NAV is at least $1.0 billion, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. As of December 31, 2023 and December 31, 2022, the Advisor had incurred approximately $7.0 million and $3.5 million, respectively, of organization and offering expenses on our behalf.

Pursuant to an Expense Limitation and Reimbursement Agreement, the Advisor has contractually agreed to waive its fees and/or reimburse expenses on our behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that the Company will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to December 31, 2025, without the consent of our Board, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to the Company’s operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor). This agreement in intended to limit our Specified Expenses through December 31, 2025, providing us with additional cash resources that can otherwise be used for other activities.
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ending December 31, 2024. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.
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
Although we have not received any commitments from lenders to fund a line of credit to date, we may decide to obtain a line of credit to fund acquisitions, to repurchase shares pursuant to our share repurchase plan and for any other corporate purpose. If we decide to obtain a line of credit, we would expect that it would afford us borrowing availability to fund repurchases. As our assets increase, however, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund share repurchases. Moreover, actual availability under the line of credit may be reduced at any given time if we use borrowings to fund share repurchases or for other corporate purposes.
As of March 7, 2024, the Company has received approximately $221.0 million in commitments to purchase Class P shares, including $124.8 million from the Advisor. Through March 7, 2024, the Company has called $47.4 million pursuant to these commitments. The Company is not required to call all or any portion of the capital commitments made by investors prior to their expiration in March 2025.
Cash Flows
On October 3, 2022, we were capitalized with a $200,000 investment by the Advisor in exchange for 20,000 of the Company’s Class I shares. The Advisor has agreed not to sell, transfer or dispose of the shares to any party other than an affiliate for so long as the Advisor or its affiliate performs an advisory function for the Company. There have been no other cash flows from inception through December 31, 2023. As of December 31, 2023, we had not declared or paid any distributions.

Critical Accounting Estimates
Our significant accounting policies are described in Note 3 to our consolidated financial statements. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Below is a summary of certain critical accounting estimates used in the preparation of our consolidated financial statements.
Accounting for Acquisitions
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
Acquired above- and below-market lease values will be recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values will be amortized as adjustments to rental revenue over the remaining terms of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value will be charged to amortization expense and the unamortized portion of above- or below-market lease value will be charged to rental revenue.
Impairments of Real Estate
We will review our real estate portfolio to ascertain if there are any indicators of impairment in the value of any of our real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, we will examine the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the asset’s carrying amount, an impairment loss will be recorded to the extent that the estimated fair value is lower than the asset’s carrying amount. The estimated fair value will be determined using a discounted cash flow model of the expected future cash flows with subjective assumptions such as future occupancy, rental rates, capital requirements, capitalization rates and discount rates. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. Any impairment charge taken with respect to any part of our real estate portfolio will reduce our earnings and assets to the extent of the amount of any impairment charge, but it will not affect our cash flow or our distributions until such time as we dispose of the property.
Recent Accounting Pronouncements
See Note 3 to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We had not commenced principal operations as of December 31, 2023. When we commence operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk, market risk with respect to our use of derivative financial instruments and market risk (which would be magnified with the utilization of leverage) with respect to investments of up to 20% of our asset portfolio in real estate-related securities, the value of which may change rapidly or unpredictably. As of December 31, 2023, we had no indebtedness, derivative financial instruments or real estate-related securities.
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

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements and Schedules

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	91
Consolidated Balance Sheets as of December 31, 2023 and 2022	92
Consolidated Statements of Operations for the year ended December 31, 2023 and for the period from October 3, 2022 (date of initial capitalization) through December 31, 2022	93
Consolidated Statements of Changes in Equity for the year ended December 31, 2023 and for the period from October 3, 2022 (date of initial capitalization) through December 31, 2022	94
Consolidated Statements of Cash Flows for the year ended December 31, 2023 and for the period from October 3, 2022 (date of initial capitalization) through December 31, 2022	95
Notes to Consolidated Financial Statements	96

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Cohen & Steers Income Opportunities REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cohen & Steers Income Opportunities REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2023, and for the period from October 3, 2022 (date of initial capitalization) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and for the period from October 3, 2022 (date of initial capitalization) through December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP

New York, New York
March 14, 2024
We have served as the Company’s auditor since 2022.

FINANCIAL STATEMENTS
Consolidated Financial Statements
Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
Cash	$200,000	$200,000
Due from affiliates	252,424	—
Total assets	$452,424	$200,000
LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$252,424	$—
Total liabilities	$252,424	$—
Commitments and Contingencies (see Note 6)
Equity
Preferred Stock, $0.01 par value per share, 100,000,000 shares authorized; and none issued and outstanding as of December 31, 2023 and December 31, 2022	$—	$—
Common Stock- Class P shares, $0.01 par value per share, 800,000,000 shares authorized; and none issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common Stock- Class T shares, $0.01 par value per share, 80,000,000 shares authorized; and none issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common Stock- Class S shares, $0.01 par value per share, 800,000,000 shares authorized; and none issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common Stock- Class D shares, $0.01 par value per share, 160,000,000 shares authorized; and none issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common Stock- Class I shares, $0.01 par value per share, 600,000,000 shares authorized; and 20,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022	200	200
Common Stock- Class F-T shares, $0.01 par value per share, 20,000,000 shares authorized; and none issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common Stock- Class F-S shares, $0.01 par value per share, 200,000,000 shares authorized; and none issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common Stock- Class F-D shares, $0.01 par value per share, 40,000,000 shares authorized; and none issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common Stock- Class F-I shares, $0.01 par value per share, 100,000,000 shares authorized; and none issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	369,050	199,800
Accumulated deficit	(169,250)	—
Total equity	200,000	200,000
Total liabilities and equity	$452,424	$200,000
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31, 2023	For the Period October 3, 2022 (date of initial capitalization) through December 31, 2022
Revenues
Total revenues	$—	$—
Expenses
General and administrative expenses	169,250	—
Total expenses	169,250	—
Net loss	$(169,250)	$—
Net loss per share of common stock, basic and diluted	$(8.46)	$—
Weighted-average shares of Class I common stock outstanding, basic and diluted	20,000	20,000
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Changes in Equity

	Common Stock Class I
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance at October 3, 2022 (date of initial capitalization)	20,000	$200	$199,800	$—	$200,000
Amortization of restricted stock grants	—	—	—	—	—
Net loss	—	—	—	—	—
Balance at December 31, 2022	20,000	$200	$199,800	$—	$200,000
Amortization of restricted stock grants	—	—	169,250	—	169,250
Net loss	—	—	—	(169,250)	(169,250)
Balance at December 31, 2023	20,000	$200	$369,050	$(169,250)	$200,000
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2023	For the Period October 3, 2022 (date of initial capitalization) through December 31, 2022
Cash flows from operating activities
Net loss	$(169,250)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of restricted stock grants	169,250	—
Changes in assets and liabilities:
Increase in due from affiliates	(252,424)	—
Increase in accounts payable and accrued expenses	252,424	—
Net cash provided by operating activities	—	—
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock	—	200,000
Net cash provided by financing activities	—	200,000
Net change in cash	—	200,000
Cash, beginning of period	200,000	—
Cash, end of period	$200,000	$200,000
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Notes to Consolidated Financial Statements
Note 1: Organization
Cohen & Steers Income Opportunities REIT, Inc. (the “Company”) was formed on July 18, 2022, as a Maryland corporation and intends to qualify as a REIT for U.S. federal income tax purposes. The Company was organized to invest primarily in high-quality, stabilized real estate assets within the U.S., and to a lesser extent, in real estate equity (including listed REITs), preferred equity and debt investments. The Company is the sole general partner of Cohen & Steers Income Opportunities REIT Operating Partnership, L.P., a Delaware limited partnership (“CNSREIT OP” or the “Operating Partnership”), which was formed on July 22, 2022. Cohen & Steers Income Opportunities REIT Special Limited Partner, LLC, an affiliate of Cohen & Steers, Inc., was formed on July 22, 2022, as a Delaware limited liability company (the “Special Limited Partner”), and owns a special limited partner interest in CNSREIT OP. Substantially all of the Company’s business will be conducted through CNSREIT OP. The Company and CNSREIT OP are externally managed by Cohen & Steers Capital Management, Inc., a New York corporation (the “Advisor”). The Advisor is a subsidiary of Cohen & Steers, Inc., a Delaware corporation (together with its subsidiaries, “Cohen & Steers”).
As of December 31, 2023, we had no investments. Subsequent to December 31, 2023, we acquired a community shopping center located in Dallas, Texas. See Note 7 to our consolidated financial statements for additional information.
Note 2: Equity
Authorized Capital
As of December 31, 2023, the Company was authorized to issue up to 2,900,000,000 shares, consisting of the following

Classification	Number of Shares	Par Value ($)
Preferred Stock	100,000,000	0.01
Class P Shares	800,000,000	0.01
Class T Shares	80,000,000	0.01
Class S Shares	800,000,000	0.01
Class D Shares	160,000,000	0.01
Class I Shares	600,000,000	0.01
Class F-T Shares	20,000,000	0.01
Class F-S Shares	200,000,000	0.01
Class F-D Shares	40,000,000	0.01
Class F-I Shares	100,000,000	0.01
Total	2,900,000,000
The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $3,000,000,000 in shares of common stock, consisting of up to $2,400,000,000 in shares in its primary offering and up to $600,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to publicly sell any combination of eight classes of shares of its common stock – Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares and Class F-I shares, with a dollar value up to the maximum offering amount. During the 24-month period beginning on the date of the commencement of the offering (the “Initial Founder Shares Offering Period”), the Class F-T shares, Class F-S shares, Class F-D shares and Class F-I shares (collectively, the “founder shares”) will be offered to all investors in this offering, subject to the minimum investment requirement for each founder shares class. Following the Initial Founder Shares Offering Period, the founder shares will be offered only to investors that held, or clients of a financial intermediary that in the aggregate held, at least $150 million in founder shares as of the end of Initial Founder Shares Offering Period, unless such minimum founder shares holding requirement is waived by the Dealer Manager.

The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees. Until we issue any Class T shares, Class S shares, Class D shares, Class F-T shares, Class F-S shares, Class F-D shares and Class F-I shares, the price per share for such shares is equal to the most recently determined net asset value (“NAV”) per share for our Class I shares, plus applicable selling commissions and, for Class T shares and Class F-T shares only, applicable dealer manager fees. For our Class I shares and once Class T shares, Class S shares, Class D shares, Class F-T shares, Class F-S shares, Class F-D shares and Class F-I shares are issued, shares of each class will be issued on a monthly basis at a price per share generally equal to the prior month’s NAV per share for such class, plus applicable upfront selling commissions and dealer manager fees. The Registration Statement on Form S-11 related to the Offering was declared effective by the SEC on February 21, 2023. As of December 31, 2023, we had not sold any shares in the Offering.
On October 3, 2022, the Company was capitalized with a $200,000 investment by the Advisor in exchange for 20,000 shares of the Company’s Class I common stock. The Advisor has agreed not to sell, transfer, or dispose of the shares to any party other than an affiliate for so long as the Advisor or its affiliate performs an advisory function for the Company.
Private Placement
The Company is conducting a private offering of its Class P shares to Cohen & Steers and its affiliates and certain persons that are accredited investors, as that term is defined under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Class P shares are not subject to upfront selling commissions, dealer manager fees, stockholder servicing fees or performance participation. Requests for repurchase of Class P shares may only be made following two years from March 1, 2023, the date of the initial third-party Class P commitment. Class P shares sold in the Company’s private offering are not being offered to the public.
Cohen & Steers has committed to invest an aggregate of $125.0 million through the Advisor in Class P shares and Class I shares. As of December 31, 2023, Cohen & Steers had not funded any portion of this commitment, other than the capitalization described above. Cohen & Steers has agreed to hold all of the Class P shares it owns as part of its seed investment for two years from the date of the initial third-party commitment in Class P shares, after which any repurchase requests would be subject to our share repurchase plan. As of December 31, 2023, the Company has received approximately $219.2 million in commitments to purchase Class P shares, including $124.8 million from the Advisor. As of December 31, 2023, the Company had not called any capital pursuant to these commitments, and there were no Class P shares issued and outstanding. Subsequent to December 31, 2023, the Company received approximately $1.8 million in commitments to purchase Class P shares, bringing the total commitments to purchase Class P shares to $221.0 million. On January 11, 2024, pursuant to existing commitments to purchase Class P shares of common stock, the Company issued 4,737,760 Class P shares of its common stock at a price of $10.00 per share to accredited investors and the Advisor, in a private placement for an aggregate purchase price of $47.4 million. Approximately 50% of such shares were issued to the Advisor as part of the Advisor’s commitment described above. As of March 7, 2024, the Company has approximately $173.6 million in remaining commitments to purchase Class P shares, and is not required to call all or any portion of the capital commitments made by investors prior to their expiration in March 2025.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders (other than Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont or Washington investors) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares, Class D shares, Class F-T shares, Class F-S shares and Class F-D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.

Share Repurchases
The Company has adopted a share repurchase plan whereby, on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class P, Class T, Class S, Class D, Class I, Class F-T, Class F-S, Class F-D and Class F-I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. The Company will only repurchase Class P shares, or other shares, held by Cohen & Steers after all other stockholder repurchase requests have been processed (repurchases of shares of common stock that exceed the limitations must be approved by the Company’s board of directors (the “Board”). Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, except shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price (subject to certain exceptions). In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis after the Company has repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Should repurchase requests, in the Company’s judgment, place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company as a whole, or should the Company otherwise determine that investing the Company’s liquid assets in real properties or other illiquid investments rather than repurchasing the Company’s shares is in the best interests of the Company as a whole, then the Company may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, the Board may modify, suspend or terminate our share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders.
During the year ended December 31, 2023, the Company did not receive any repurchase requests and accordingly did not repurchase any shares of its common stock pursuant to the share repurchase plan.

Note 3: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and CNSREIT OP.
Cash
Cash represents cash held in banks and cash on hand.
Income Taxes
The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ending December 31, 2024. If the Company qualifies for taxation as a REIT, the Company will generally not be subject to federal income taxes on income and gains distributed to the stockholders as long as the Company satisfies certain requirements, principally relating to the nature of the Company’s income and the level of the Company’s distributions. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Organization and Offering Expenses
The Advisor has agreed to advance all organization and offering expenses (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through the earlier of (i) December 31, 2025, or (ii) the month that the Company’s aggregate NAV is at least $1.0 billion. The Company will reimburse the Advisor for all such advanced expenses ratably over a 60-month period following such date.
As of December 31, 2023 and 2022, the Advisor and its affiliates had incurred organization and offering expenses of approximately $7.0 million and $3.5 million, respectively, on the Company’s behalf. These organization and offering expenses are not recorded in the accompanying consolidated financial statements because such costs are not the Company’s liability until the commencement of principal operations. When recorded by the Company, organizational expenses will be expensed as incurred and offering expenses will be charged to stockholders’ equity, as such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Offering.
Earnings per Share
Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. The Company does not have any dilutive securities outstanding that would cause basic earnings per share and diluted earnings per share to differ.
Principles of Consolidation and Variable Interest Entities
The Company will consolidate all entities that it controls through either majority ownership or voting rights. In addition, the Company will consolidate all variable interest entities (“VIEs”) of which it is considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. Where the Company does not have the power to direct the activities of the VIE that most significantly impact its economic performance, the Company’s interest for those partially owned entities are accounted for using the equity method of accounting.
The accompanying consolidated financial statements include the accounts of the Company, the Company’s subsidiaries and joint ventures in which the Company has a controlling interest. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint ventures is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage. Certain of the joint ventures formed by the Company provide the other partner a profits interest based on certain return hurdles being achieved. Any profits interest due to the other partner is reported with non-controlling interests.
Fair Value Measurements
Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). The Company uses a hierarchical framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment, and the state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Investments measured and reported at fair value are classified and disclosed in one of the following levels within the fair value hierarchy:
Level 1 — quoted prices are available in active markets for identical investments as of the measurement date. The Company does not adjust the quoted price for these investments.

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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides for additional disclosures as they relate to a Company’s segments. The standard requires enhanced disclosure of the reportable segments and additional information about a segment’s expenses. The amendments in this ASU will also apply to entities with a single reportable segment and are effective for all public entities for fiscal years beginning after December 15, 2023. The Company is evaluating the impact of this update on its disclosures and will apply the required amendments in its December 31, 2024 Annual Report on Form 10-K.
Note 4: Related Party Transactions
The Company and CNSREIT OP have entered into an advisory agreement with the Advisor pursuant to which the Advisor will be responsible for sourcing, evaluating, and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing, and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Board.
Certain affiliates of the Company, including the Advisor, will receive fees and compensation in connection with the ongoing management of the assets of the Company. The Advisor will be paid a management fee equal to 1.25% of NAV per annum, payable monthly on Class T shares, Class S shares, Class D shares, and Class I shares, 1.00% of NAV per annum, payable monthly on Class F-T shares, Class F-S shares, Class F-D shares and Class F-I shares, and 0.90% of NAV per annum, payable monthly, on Class P shares (lower management fees will apply if amounts invested in Class P shares exceed certain thresholds, calculated excluding the amounts invested by Cohen & Steers). The Advisor has agreed to waive its management fee on Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares, and Class F-I shares through September 30, 2024. The Advisor has agreed to waive its management fee on Class P shares through January 11, 2025. The management fee will be paid, at the Advisor’s election, in cash, Class P shares or Class I shares or Class P units or Class I units of CNSREIT OP.

Pursuant to an Expense Limitation and Reimbursement Agreement, through December 31, 2025, the Advisor has contractually agreed to waive its fees and/or reimburse expenses on our behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that the Company will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to December 31, 2025 without the consent of the Board, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to the Company’s operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor). We incurred general and administrative expenses (other than stock compensation expense of $0.2 million) of approximately $1.2 million from February 21, 2023 (date our registration statement for the Offering was declared effective by the SEC) through December 31, 2023. Pursuant to the Expense Limitation and Reimbursement Agreement, these expenses are reimbursable by the Advisor since they were considered Specified Expenses that exceeded 0.50% of net assets (annualized) and are thus not recognized on our Consolidated Statement of Operations. Reimbursable amounts of $0.3 million that have yet to be paid by the Advisor as of December 31, 2023 are recognized as Due from Affiliates (with a corresponding payable). In addition, the Advisor has contractually agreed to permanently waive all Specified Expenses up to 0.50% of net assets (annualized) until the date of our first capital call pursuant to the Class P commitments.
The Special Limited Partner holds a performance participation interest in CNSREIT OP that entitles it to receive an allocation from CNSREIT OP equal to 10% of the annual Total Return, subject to a 6% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the CNSREIT OP limited partnership agreement). Such allocation will be measured on a calendar year basis, accrued monthly and paid annually. The performance participation interest will not be paid on the Class P units in the CNSREIT OP. The performance participation interest will be paid, at the Special Limited Partner’s election, in cash or Class I units or any other units of CNSREIT OP. No performance participation interest has been earned for the periods presented.
Cohen & Steers Securities, LLC, a Delaware limited liability company (the “Dealer Manager”), serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company has entered into an agreement (the “Dealer Manager Agreement”) with the Dealer Manager in connection with the Offering. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S, Class D, Class F-T, Class F-S and Class F-D shares distributed in the Offering shall survive until such shares are no longer outstanding (including in the event such shares are converted into Class I and Class F-I shares).
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

 The Company will also pay selling commissions over time as stockholder servicing fees to the Dealer Manager as follows: (i) for Class T and Class F-T shares only, an investment professional stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T and Class F-T shares, (ii) for Class S and Class F-S shares only, a stockholder servicing fee equal to 0.85% per annum of the aggregate NAV for the Class S and Class F-S shares and (iii) for Class D and Class F-D shares only, a stockholder servicing fee equal to 0.25% per annum of the aggregate NAV for the Class D and Class F-D shares, in each case, payable monthly in arrears. No stockholder servicing fees will be paid with respect to the Class P, Class I and Class F-I shares. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class F-S share, Class T share, Class F-T share, Class D share or Class F-D share sold in the primary Offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% of the gross proceeds from the sale of such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class T, Class F-T, Class S, Class F-S, Class D and Class F-D share is sold during the primary Offering. There will not be a stockholder servicing fee with respect to Class P, Class I or Class F-I shares.
On February 27, 2023, the Company granted 6,770 shares of restricted Class I shares to each of its three independent directors in accordance with its independent director compensation policy. The shares vested and became non-forfeitable on the one-year anniversary of the grant date. Given the restriction, the shares were not considered issued and outstanding for the purposes of the Company’s financial statements as of December 31, 2023. For the year ended December 31, 2023, the shares are excluded from the calculation of diluted EPS as their effect is antidilutive.
Note 5: Economic Dependency
The Company is dependent on the Advisor and its affiliates for certain services that are essential to it, including the sale of the Company’s shares of common stock, acquisition and disposition decisions and certain other responsibilities. In the event that the Advisor and/or its affiliates are unable or unwilling to provide such services, the Company would be required to find alternative service providers.
Note 6: Commitments and Contingencies
The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it. There are currently no such matters pending that the Company believes could have a material impact on its consolidated results of operations, cash flows or financial position.
Note 7: Subsequent Events
The Company evaluated subsequent events through the issuance date of the consolidated financial statements and determined that, other than the events disclosed below and the additional Class P share commitments disclosed in Note 2, there were no material subsequent events requiring disclosure.
Financing Activities:
On January 11, 2024, pursuant to existing commitments to purchase Class P shares, the Company issued 4,737,760 Class P shares at a price of $10.00 per share to accredited investors and the Advisor, in a private placement for an aggregate purchase price of $47.4 million. Approximately 50% of such shares were issued to the Advisor as part of the Advisor’s commitment to invest an aggregate of $125.0 million in the Company’s shares of common stock.
Investing Activities:
On January 22, 2024, the Company entered into a programmatic joint venture with The Sterling Organization, LLC (“Sterling”), an unaffiliated third party. The Company and Sterling own 99% and 1% of the joint venture respectively. On the same day, the joint venture completed the purchase of a community shopping center commonly known as the Marketplace at Highland Village from an unaffiliated third party for $42.1 million, exclusive of closing costs.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our CEO and CFO. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (i) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as that term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Item 9B. Other Information
During the quarter ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Our directors and executive officers are set forth below.

Name	Age	Position
Robert H. Steers	71	Chairperson
Joseph M. Harvey	60	Director
Dana Roffman	57	Director
John W. Thiel	63	Director
W. Edward Walter	68	Director
James S. Corl	57	Chief Executive Officer and Chief Investment Officer
Anthony M. Corriggio	55	President and Chief Operating Officer
Arjun Mahalingam	39	Chief Financial Officer and Treasurer
Francis C. Poli	61	Chief Legal Officer
Robert H. Steers, a director since December 2022 and our Chairperson, also serves as Executive Chairman of Cohen & Steers. Mr. Steers served as Cohen & Steers’ Co-Chief Executive Officer and Co-Chairman until 2014 and then served as its Chief Executive Officer until 2022. Prior to co-founding Cohen & Steers in 1986 with Martin Cohen, Mr. Steers was a Senior Vice President and the Chief Investment Officer of National Securities and Research Corporation from 1982 to 1986, where, in 1985, he and Mr. Cohen organized and managed the nation’s first real estate securities mutual fund. From 1977 to 1982, Mr. Steers was a Vice President at Citibank, serving as an Analyst and Portfolio Manager of Citibank’s Emerging Growth Stock Fund. Mr. Steers is Chairman of the Executive Committee of the Steers Center for Global Real Estate and is a member of the Endowment Investment Committee of Georgetown University, as well as a member of the Advisory Committee of the Staff Retirement Plan of the International Monetary Fund. Mr. Steers previously served as a Vice President of Cohen & Steers Securities, LLC until 2022 and as director and chairman of each of the company’s U.S. registered open-end and closed-end funds until 2021. Mr. Steers has a BS degree from Georgetown University and an MBA degree from George Washington University.
Mr. Steers is a valuable member of our Board because of his extensive experience in corporate governance and his knowledge and many years of experience with Cohen & Steers, including his service in senior leadership and directorship positions and his co-founding of Cohen & Steers.
Joseph M. Harvey, a director since July 2022, is Chief Executive Officer, President and a director of Cohen & Steers. Joining Cohen & Steers in 1992 as a REIT analyst, Mr. Harvey subsequently served as a portfolio manager from 1998 to 2016 and Chief Investment Officer from 2003 to 2019. He has served as Cohen & Steers’ President since 2003 and its Chief Executive Officer since 2022. Mr. Harvey also served as Cohen & Steers’ Acting Chief Executive Officer from February 2021 until June 2021. Prior to that, Mr. Harvey was a vice president with Robert A. Stanger Co., where for five years he was an analyst specializing in real estate, oil and gas and related securities for the firm’s research and consulting activities. Mr. Harvey also serves as a vice president, director and chairman of each of Cohen & Steers’ U.S. registered open-end and closed-end funds. Mr. Harvey holds a BSE from Princeton University.
Mr. Harvey is a valuable member of our Board because of his extensive experience investing and in the real estate industry and his knowledge and many years of experience with Cohen & Steers, including his service as Chief Executive Officer and in senior leadership and directorship positions.

Dana Roffman, a director since December 2022, was previously a Managing Director at Angelo Gordon, a privately held alternative investment firm, where she served as a manager and leader of investment teams across all major U.S. markets from 1994 until her retirement in 2019. She was a founding member of the firm’s Real Estate Private Equity Group, a partner in the firm since 2001, and an Investment Committee member for the firm’s U.S. Opportunistic, Core Plus and Value Real Estate Funds since 1999. She was previously employed at Arthur Anderson LLP from 1990 to 1992, where she served in real estate appraisal, portfolio valuation and advisory roles. Ms. Roffman currently serves on the boards of directors of Savills plc, a global real estate services provider listed on the London Stock Exchange, where she is a member of the remuneration committee and nominations and governance committee, as well as several privately held and educational organizations, including the advisory boards of NYU Schack Institute of Real Estate and Covercy, an investor management and banking platform for commercial real estate investment firms, and previously served on the board of directors of SILVERspac Inc., a special purpose acquisition company, from 2021 until 2023. Ms. Roffman has a BA degree from Duke University and an MBA degree from NYU Stern School of Business.
Ms. Roffman is a valuable member of our Board because of her significant experience in real estate investments and corporate governance and as an advisor to public and private companies.
John Thiel, a director since December 2022, is a Partner and Senior Advisor with MyNextSeason, an executive coaching firm, a role he has held since 2018. He was employed at Bank of America Merrill Lynch from 1989 to 2018 where he served in several executive positions, including Vice Chairman of Global Wealth and Investment Management of Bank of America Merrill Lynch from 2017 to 2018, Head of Merrill Lynch Wealth Management from 2011 to 2016 and as Head of Private Banking and Investment at Merrill Lynch from 2005 to 2011. Mr. Thiel also serves on the boards of directors of Franklin Resources, Inc., where he is a member of the audit committee and the compensation committee, Decker Communications, a private company, as well as several non-profit and philanthropic organizations. Mr. Thiel is a member of the Financial Industry Regulatory Authority (FINRA) Investment Committee and previously served as a member of FINRA’s Board of Governors, where he was a member of the audit committee. Mr. Thiel is a trustee of Florida State University, from which he also has a BS degree, and is a former certified public accountant.
Mr. Thiel is a valuable member of our Board because of his significant experience in the investment management industry, leadership experience and extensive asset, investment and distribution management expertise.
W. Edward Walter, a director since December 2022, currently serves as a Senior Advisor to Energy Impact Partners, a venture capital firm that invests in the energy transition. He previously served as Global Chief Executive Officer of the Urban Land Institute from 2018 until October 2022. From 2015 to 2018, he was the Robert and Lauren Steers Chair in Real Estate at the Steers Center for Global Real Estate at Georgetown University’s McDonough School of Business, where he continues to serve on the Steers Center Executive Committee. He was President and Chief Executive Officer of Host Hotels and Resorts, Inc. (“Host”), a publicly traded premier lodging real estate company, from 2007 to 2016. Before assuming that role, he held several other senior positions at Host beginning in 1996, including four years as Executive Vice President and Chief Financial Officer and two years as Chief Operating Officer. Mr. Walter also serves on the boards of directors of Avalon Bay Communities, Inc., where he is a member of the compensation committee and the nominating, governance and corporate responsibility committee, Ameriprise Financial, Inc., where he is a member of the audit and risk committee and compensation committee, Claros Mortgage Trust, Inc., where he serves as the Lead Director and as a member of the audit committee, and Measurabl, Inc., a privately held company, as well as several non-profit and educational institutions. He also served as Chairman of the National Association of Real Estate Investment Trusts from 2012 to 2013. Mr. Walter has a BA degree from Colgate University and a JD degree from Georgetown University Law Center.
Mr. Walter is a valuable member of our Board because of his extensive real estate, investment and finance experience and his experience in senior leadership and directorship positions with public companies.
James S. Corl has served as our Chief Executive Officer and Chief Investment Officer since December 2022. He also serves as Executive Vice President and Head of the Private Real Estate Group of Cohen & Steers. He has over 30 years of experience. Mr. Corl rejoined Cohen & Steers in 2020, having previously been with Cohen & Steers for 11 years, serving as Chief Investment Officer—Real Estate from 2004 to 2008. More recently, he was Head of Real Estate at Siguler Guff & Company, where he led a real estate investment group focused on private markets for 11 years from 2009 to 2020. Mr. Corl was a director of Equity Commonwealth, a Chicago-based REIT that owns and operates office buildings nationally, from May 2014 to November 2020. Earlier in his career, Mr. Corl held real estate investment roles at Heitman Capital Management and Credit Suisse First Boston. He has an MBA from the University of Pennsylvania and a BA from Stanford University.

Anthony M. Corriggio has served as our President and Chief Operating Officer since December 2022. He also serves as Senior Vice President and a Portfolio Manager within Cohen & Steers Private Real Estate Group. He has more than 25 years of real estate investment experience. Prior to joining Cohen & Steers in 2022, Mr. Corriggio was a Managing Director at Siguler Guff, serving as a senior member of the company’s distressed real estate investment team. Previously, he was a Senior Analyst at Coeus Capital Management LLC, a long/short equity hedge fund, and Chief Financial Officer of The St. Joe Company, a multi-billion dollar publicly traded residential and commercial land developer. He was also with Morgan Stanley, first as an investment banking officer and then as an acquisitions officer for the Morgan Stanley Real Estate Fund. Mr. Corriggio served as a Captain in the U.S. Air Force, Civil Engineering Squadron. He has an MBA and two BS degrees from the University of Pennsylvania.
Arjun Mahalingam has served as our Chief Financial Officer and Treasurer since December 2022. He has over 17 years of experience. Prior to joining Cohen & Steers in 2022, Mr. Mahalingam served in various roles at W.P. Carey Inc., a large publicly traded REIT, from November 2013 to November 2022, including as Chief Accounting Officer from September 2016 to November 2022. In this role, he was responsible for the accounting, financial reporting and internal controls of the company. He also concurrently served as the Chief Accounting Officer of Corporate Property Associates 18 – Global Incorporated, a publicly owned non-traded REIT managed by a subsidiary of W.P. Carey Inc., from July 2019 through its merger with W.P. Carey Inc. in August 2022. Prior to joining W.P. Carey Inc., Mr. Mahalingam worked from 2005 to 2013 in the assurance practice at Ernst & Young LLP. He graduated with a B.B.A. in Finance from the University of Massachusetts – Amherst and holds a M.S. in Accounting from the University of Virginia. Mr. Mahalingam is a Certified Public Accountant and a CFA charterholder.
Francis C. Poli has served as our Chief Legal Officer since December 2022. He also serves as Executive Vice President, General Counsel and Secretary of Cohen & Steers, where he oversees the company’s legal and compliance department. Prior to joining Cohen & Steers in 2007, Mr. Poli was Managing Director, Chief Legal Officer and Director of U.S. compliance for Allianz Global Investors. Prior to that, he served as Vice President and Assistant General Counsel at J.P. Morgan & Co. and as an Associate in the Securities Practice Group at Kelley Drye & Warren. Mr. Poli also serves as Assistant Secretary of each of Cohen & Steers’ U.S. registered open-end and closed-end funds, as a Director of Cohen & Steers Asia Limited, Cohen & Steers UK Limited, Cohen & Steers Japan Limited, Cohen & Steers Singapore Private Limited and Cohen & Steers SICAV and as a Director, President and Chief Legal Officer of Cohen & Steers Securities, LLC. Mr. Poli has a BA degree from Boston College and a JD from Pace University School of Law. He is a member of the New York and Connecticut Bars and maintains Series 3, 7, 24 and 63 licenses.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors and officers and which addresses: (i) conflicts of interest; (ii) corporate opportunities; (iii) confidentiality of information; (iv) fair dealing; (v) protection and proper use of company assets; (vi) compliance with laws, rules and regulations; and (vii) reporting illegal or unethical behavior. Our Board has also adopted a Code of Ethics for Senior Financial Officers that is designed to promote honest and ethical conduct and compliance with applicable laws, particularly as it relates to the maintenance of the company’s financial books and records and the preparation of its financial statements.
The Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers are available on the company’s website at www.cnsreit.com under “Investor Relations–Corporate Governance.” Stockholders may also request a copy of the Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers by writing to Cohen & Steers Income Opportunities REIT, Inc. at 1166 Avenue of the Americas, 30th Floor, New York, NY 10036. As required by applicable SEC rules, the company will promptly disclose any substantive changes in, or waivers of, the Code of Ethics for Senior Financial Officers and any waiver of the Code of Business Conduct and Ethics granted to its directors and executive officers on the company’s website at www.cnsreit.com under “Investor Relations–Corporate Governance.”
Corporate Governance Guidelines
We have also adopted Corporate Governance Guidelines to advance the functioning of our Board and its committees and to set forth our Board’s expectations as to how our directors should perform their respective functions. Our Corporate Governance Guidelines are available on the company’s website at www.cnsreit.com under “Investor Relations–Corporate Governance.”

Audit Committee Financial Expert
Our Board has established an Audit Committee comprised of Messrs. Walter (Chair) and Thiel and Ms. Roffman, each of whom is independent under the NYSE listing standards, our Charter and Rule 10A-3 of the Exchange Act. Our Board has determined that each of Messrs. Walter and Thiel and Ms. Roffman is an “audit committee financial expert,” as that term is defined by SEC rules.
The Audit Committee assists the Board in overseeing:
•our accounting and financial reporting processes;
•the integrity and audits of our financial statements;
•our compliance with legal and regulatory requirements;
•the qualifications and independence of our independent auditors; and
•the performance of our internal and independent auditors.
In addition, the Audit Committee selects the independent auditors to audit our annual financial statements and reviews with the independent auditors the plans and results of the audit engagement. The Audit Committee also approves the audit and non-audit services provided by the independent public accountants and the fees we pay for these services.
The Audit Committee has adopted procedures for the processing of complaints relating to accounting, internal control and auditing matters. The Audit Committee oversees the review and handling of any complaints submitted pursuant to the forgoing procedures and of any whistleblower complaints subject to Section 21F of the Exchange Act.
Item 11. Executive Compensation
Executive Officer Compensation
We are externally managed by the Advisor and currently have no employees. Our executive officers serve as officers of the Advisor and are employees of the Advisor. Our Advisory Agreement provides that the Advisor is responsible for managing our investment activities. Our executive officers do not receive any compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Advisor. We do not reimburse the Advisor for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Advisor’s obligations to us under the Advisory Agreement. Accordingly, the Advisor has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Advisor does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, nor have our executive officers received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.
Although we do not pay our executive officers any cash compensation, we pay fees to the Advisor and the performance participation to the Special Limited Partner as described in Part III. Item 13. “Certain Relationships and Related Transactions, and Director Independence” below.
Director Compensation
Our non-employee directors receive an annual retainer of $125,000, consisting of $62,500 cash and a $62,500 grant of restricted Class I shares. Additionally, the Audit Committee chairperson receives an additional annual retainer of $15,000 and the chairperson of each of our Affiliate Transaction Committee and our Nominating Committee receives an additional annual retainer of $10,000. The annual grant of restricted stock is based on the most recently determined per share NAV of the company’s Class I shares and generally vests one year from the date of grant.

We do not pay our directors additional fees for attending Board or committee meetings. All directors are reimbursed for reasonable out-of-pocket expenses incurred in attending Board and committee meetings (including, but not limited to, airfare, hotel and food).
Our directors who are employees of the Advisor or any of their subsidiaries do not receive additional compensation for serving on our Board or any committees thereof.
The following table sets forth the compensation earned by or paid to our directors for December 2022 (month of organization) and for the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Robert H. Steers	$—	$—	$—
Joseph M. Harvey	—	—	—
Dana Roffman	78,550	67,700	146,250
John W. Thiel	78,550	67,700	146,250
W. Edward Walter	83,967	67,700	151,667
___________
1.Represents the aggregate grant date fair value of awards of restricted shares of Class I common stock calculated under GAAP without taking into account estimated forfeitures. The number of shares awarded to each of our independent directors was 6,770, which was determined by dividing $67,700 (corresponding to 50% of such person’s annual retainer for the year ended December 31, 2023 plus one month’s service in respect of the year ended December 31, 2022 following such person’s appointment to our Board in 2022) by the then-current NAV of our Class I shares at the time of grant in February 2023. Such shares vest on the one-year anniversary of the date of grant.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our Board because we do not pay any compensation to our officers. Our independent directors participate in the consideration of independent director compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Equity Compensation Plan Information
As of December 31, 2023, we did not have an equity compensation plan or individual compensation arrangements under which equity securities of the registrant are authorized for issuance. We award restricted stock to our directors as described under Part III. Item 11. “Executive Compensation—Director Compensation.”
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of March 7, 2024, information regarding the number and percentage of shares of our common stock owned by each director, our named executive officers, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. As of March 7, 2024, there were 4,737,760 Class P shares and 40,310 Class I shares issued and outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 1166 Avenue of the Americas, New York, NY 10036.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Shares Beneficially Owned
Directors and Named Executive Officers:
Robert H. Steers	—	*
Joseph M. Harvey	—	*
Dana Roffman	6,770	*
John W. Thiel	6,770	*
W. Edward Walter	6,770	*
James S. Corl	—	*
Arjun Mahalingam	—	*
All directors and executive officers as a group (9 persons)	20,310	*
Greater than 5% Beneficial Owners
Cohen & Steers Capital Management, Inc.(1)	2,378,880	50%
___________
*     The number of shares of common stock held by such person is less than 1% of the outstanding shares of common stock.
(1)Includes 2,358,880 Class P shares and 20,000 Class I shares held by Cohen & Steers Capital Management, Inc. The business address of Cohen & Steers Capital Management, Inc. is 1166 Avenue of the Americas, 30th Floor, New York, NY 10036.
Item 13. Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The following describes all transactions during the year ended December 31, 2023 and currently proposed transactions involving us, our directors, our Advisor, Cohen & Steers and any affiliate thereof.
Our Relationship with the Advisor and Cohen & Steers
We are externally managed by our Advisor, Cohen & Steers Capital Management, Inc., a New York corporation, which is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board. All of our officers and directors, other than the independent directors, are employees of the Advisor. We have and will continue to have certain relationships with the Advisor and its affiliates.
Advisory Agreement
Our Board at all times has oversight and policy-making authority, including responsibility for governance, financial controls, compliance and disclosure with respect to us and our Operating Partnership. Pursuant to the Advisory Agreement, the Board has delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board. We believe that the Advisor currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Advisory Agreement.
Services
Pursuant to the Advisory Agreement, the Advisor is responsible for, among other things:
•serving as an advisor to us and the Operating Partnership with respect to the establishment and periodic review of our investment guidelines and our and the Operating Partnership’s investments, financing activities and operations;

•sourcing, evaluating and monitoring our and the Operating Partnership’s investment opportunities and executing the acquisition, management, financing and disposition of our and the Operating Partnership’s assets, in accordance with our investment guidelines, policies and objectives and limitations, subject to oversight by our Board;
•with respect to prospective acquisitions, purchases, sales, exchanges or other dispositions of investments, conducting negotiations on our and the Operating Partnership’s behalf with sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;
•providing us with portfolio management and other related services;
•serving as our advisor with respect to decisions regarding any of our financings, hedging activities or borrowings; and
•engaging and supervising, on our and the Operating Partnership’s behalf and at our and the Operating Partnership’s expense, various service providers.
The above summary is provided to illustrate the material functions that the Advisor performs for us and it is not intended to include all of the services that may be provided to us by the Advisor or third parties.
Term and Termination Rights under the Advisory Agreement
The Advisory Agreement became effective on February 21, 2023 and was most recently renewed for an additional term expiring on November 30, 2024. The Advisory Agreement is subject to renewals by our Board for an unlimited number of successive periods not to exceed one year.
The Advisory Agreement may be terminated:
•immediately by us (i) for “cause,” (ii) upon the bankruptcy of the Advisor or (iii) upon a material breach of the Advisory Agreement by the Advisor,
•upon 60 days’ written notice by us without cause or penalty upon the vote of a majority of our independent directors; or
•upon 60 days’ written notice by the Advisor.
“Cause” is defined in the Advisory Agreement to mean fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by the Advisor under the Advisory Agreement.
Although the Advisory Agreement may be terminated upon 60 days’ written notice by us without cause or penalty upon the vote of a majority of our independent directors, third parties with whom we may contract, such as lenders or joint venture partners, may require us to obtain their consent to replace the Advisor or otherwise trigger repayment under our loan or credit agreements or trigger change of control restrictions in joint venture agreements that may include buy/sell rights, a loss of governance rights in the joint venture or other adverse consequences.
In the event the Advisory Agreement is terminated, the Advisor will be entitled to receive its prorated management fee through the date of termination. In addition, upon the termination or expiration of the Advisory Agreement, the Advisor will cooperate with us and take all reasonable steps requested to assist our Board in making an orderly transition of the advisory function. Further, in the event the Advisory Agreement is terminated, we must repay Cohen & Steers any funds drawn related to amounts invested by Cohen & Steers.

Management Fee
As compensation for its services provided pursuant to the Advisory Agreement, we will pay the Advisor a management fee of 1.25% of NAV per annum for Class T shares, Class S shares, Class D shares and Class I shares; 1.00% of NAV per annum for the founder shares; 0.90% of NAV per annum for Class P shares (lower management fees will apply if amounts invested in Class P shares exceed certain thresholds, calculated excluding the amounts invested by Cohen & Steers), in each case, payable monthly and before giving effect to any accruals for the management fee, the stockholder servicing fees, and any applicable performance participation allocation. Additionally, to the extent that our Operating Partnership issues Operating Partnership units to parties other than us, our Operating Partnership will pay the Advisor a management fee equal to 1.25% of the NAV per annum of the Operating Partnership attributable to such Class T, Class S, Class D and Class I units; 1.00% of the NAV per annum of the Operating Partnership attributable to such Class F-T, Class F-S, Class F-D and Class F-I units; 0.90% of NAV per annum for Class P units (lower management fees will apply if amounts invested in Class P units exceed certain thresholds, calculated excluding the amounts invested by Cohen & Steers), in each case, payable monthly. In calculating our management fee, we will use our NAV before giving effect to accruals for the management fee, performance participation allocation, stockholder servicing fees or distributions payable on our shares.
The management fee may be paid, at the Advisor’s election, in cash, Class P shares or Class I shares or Class P units or Class I units in the Operating Partnership. The Advisor’s ability to elect to receive shares of our common stock or Operating Partnership units serves as a benefit to us for cash management purposes and further aligns the Advisor’s interests with our stockholders.
The Advisor has agreed to waive its management fee on Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares, and Class F-I shares through September 30, 2024. The Advisor has agreed to waive its management fee on Class P shares through January 11, 2025. Therefore, we incurred no management fee expense during the year ended December 31, 2023.
Performance Participation
So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner will hold a performance participation interest in the Operating Partnership that entitles it to receive an allocation from our Operating Partnership equal to 10% of the Total Return, subject to a 6% Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the prospectus related to our public offering). Such allocations will be paid annually and accrue monthly. The Special Limited Partner did not earn any performance participation interest for the year ended December 31, 2023.
Expense Reimbursement
Under the Advisory Agreement, and subject to the limitations described below under “—Reimbursement by the Advisor,” our Advisor is entitled to reimbursement of all costs and expenses incurred by it or its affiliates on our behalf; provided that the Advisor is responsible for the expenses related to any and all personnel of the Advisor who provide investment advisory services to us pursuant to the Advisory Agreement (including, without limitation, each of our executive officers and any directors who are also directors, officers or employees of the Advisor or any of its affiliates), including, without limitation, salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel. Without limiting the generality of the foregoing, costs eligible for reimbursement include out-of-pocket costs and expenses the Advisor incurs in connection with the services it provides to us related to (i) legal, accounting, printing, mailing and subscription processing fees and other expenses attributable to our organization, the registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by the Advisor, (ii) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other services providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (iii) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (iv) out-of-pocket expenses in connection with the selection and acquisition of properties and real estate debt, whether or not such investments are acquired. Such out-of-pocket costs and expenses will include expenses relating to compliance-related matters and regulatory filings relating to our activities.

Organization and Offering Costs
The Advisor has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, expenses incurred in connection with the provision of administrative or similar services by intermediary platforms or participating broker-dealers for their clients, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our transfer agent and expense reimbursements for actual costs incurred by the Dealer Manager in the performance of wholesaling activities, but excluding upfront selling commissions, dealer manager fees and the stockholder servicing fee) through the earlier of (i) December 31, 2025 or (ii) the month that our aggregate NAV is at least $1.0 billion. We will reimburse the Advisor for all such advanced expenses ratably in 60 equal monthly installments following such date. The Advisor will pay wholesaling compensation expenses and certain related expenses of persons associated with the Dealer Manager without reimbursement from us.
After such date, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred.
In the event that Cohen & Steers Capital Management, Inc. is terminated as our Advisor, it would be entitled to full reimbursement of the organization and offering expenses it incurred on our behalf at such time.
As of December 31, 2023, the Advisor and its affiliates had incurred organization and offering expenses of approximately $7.0 million, on the Company’s behalf.
General and Administrative Expenses
Pursuant to an Expense Limitation and Reimbursement Agreement, through December 31, 2025, the Advisor has contractually agreed to waive its fees and/or reimburse expenses on our behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that the Company will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to December 31, 2025 without the consent of our Board, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to the Company’s operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes, and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor). We incurred general and administrative expenses (other than stock compensation expense of $0.2 million) of approximately $1.2 million from February 21, 2023 (date our registration statement for the Offering was declared effective by the SEC) through December 31, 2023. Pursuant to the Expense Limitation and Reimbursement Agreement, these expenses are reimbursable by the Advisor since they were considered Specified Expenses that exceeded 0.50% of net assets (annualized) and are thus not recognized on our Consolidated Statement of Operations. Reimbursable amounts of $0.3 million that have yet to be paid by the Advisor as of December 31, 2023 are recognized as Due from Affiliates (with a corresponding payable). In addition, the Advisor has contractually agreed to permanently waive all Specified Expenses up to 0.50% of net assets (annualized) until the date of our first capital call pursuant to the Class P commitments.
Reimbursement by the Advisor
Commencing with the first four full fiscal quarters after January 22, 2024, the Advisor will reimburse us for any expenses that cause our “total operating expenses” in any four consecutive fiscal quarters to exceed the greater of: (i) 2% of our Average Invested Assets or (ii) 25% of our Net Income.

Notwithstanding the foregoing, to the extent that our “total operating expenses” exceed these limits and the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors that they deem sufficient, the Advisor would not be required to reimburse us. Within 60 days after the end of any fiscal quarter for which our “total operating expenses” for the four consecutive fiscal quarters then ended exceed these limits and our independent directors approve such excess amount, we will send our stockholders a written disclosure of such fact, or will include such information in our next quarterly report on Form 10-Q or in a current report on Form 8-K filed with the SEC, together with an explanation of the factors our independent directors considered in arriving at the conclusion that such excess expenses were justified. In addition, our independent directors will review at least annually the total fees and expense reimbursements for operating expenses paid to the Advisor and the Special Limited Partner to determine if they are reasonable in light of our performance, our net assets and our net income and the fees and expenses of other comparable unaffiliated REITs. Each such determination will be recorded in the minutes of a meeting of the independent directors or a committee of the board.
For purposes of these limits:
•“Total Operating Expenses” are all costs and expenses paid or incurred by us, as determined under GAAP, including the management fee and the performance participation distributions, but excluding: (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of our capital stock on a national exchange, (ii) property-level expenses incurred at each property, (iii) interest payments, (iv) taxes, (v) non-cash expenditures, such as depreciation, amortization and bad debt reserves, (vi) incentive fees paid in compliance with our charter, (vii) acquisition fees and acquisition expenses related to the selection and acquisition of assets, whether or not a property is actually acquired, (viii) real estate commissions on the sale of property and (ix) other fees and expenses connected with the acquisition, disposition, and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property), including property level expenses incurred at each property;
•“Average Invested Assets” means, for any period, the average of the aggregate book value of our assets, invested, directly or indirectly, in equity interests in and loans secured by real estate, including all properties, mortgages, real estate-related debt and real estate-related securities and consolidated and unconsolidated joint ventures or other partnerships, before deducting depreciation, amortization, impairments, bad debt reserves or other non-cash reserves, computed by taking the average of such values at the end of each month during such period; and
•“Net Income” means, for any period, total revenues applicable to such period, less the total expenses applicable to such period other than additions to, or allowances for, non-cash charges, such as depreciation, amortization, impairments and reserves for bad debt or other similar non-cash reserves.
For the period from October 3, 2022 (the date of initial capitalization) through December 31, 2023, we did not manage any assets, and as a result, the above calculations were not applicable to us during the period covered by this Annual Report on Form 10-K.
Fees and Reimbursements Paid to the Advisor and Affiliates of the Advisor
For the period from October 3, 2022 (the date of initial capitalization) through December 31, 2023, there were no fees paid or expenses reimbursed to the Advisor or affiliates of the Advisor.

Cohen & Steers’ Commitment
Pursuant to a subscription letter, dated January 24, 2023, Cohen & Steers has committed to invest an aggregate of $125.0 million through the Advisor in Class P shares and Class I shares, to facilitate the acquisition of our investments. Cohen & Steers agreed to purchase Class P shares at a purchase price equal to the most recently determined transaction price for the Class P Shares (which is generally equal to the prior month’s NAV per share for such Class P shares) on such dates and in such amounts (not to exceed in the aggregate the amount of the commitment) as determined by us in our sole discretion. Cohen & Steers also has agreed to hold all of the Class P shares it owns as part of its seed investment for two years from the date of the initial commitment, after which any repurchase requests would be subject to our share repurchase plan. On October 3, 2022, we were capitalized with a $200,000 investment by the Advisor in exchange for 20,000 Class I shares. As of December 31, 2023, Cohen & Steers had not funded any portion of this commitment, other than the capitalization described above. On January 11, 2024, Cohen & Steers funded approximately $23.6 million in exchange for 2,358,880 Class P shares pursuant to a capital call.
Independent Directors’ Review of Advisor Compensation
Our independent directors evaluate at least annually whether the compensation that we contract to pay to the Advisor is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our Charter. In the event that there is an increase in the compensation payable to the Advisor or its affiliates following approval by our independent directors and subject to the other limitations in the Advisory Agreement and our Charter, we will disclose such increase in a current report, to the extent that such disclosure would be required pursuant to such report, or in a periodic report, and in a prospectus supplement, if the change occurred during the offering period. We may also evaluate whether seeking stockholder consent would be prudent depending on the nature of the change. Our independent directors supervise the performance of the Advisor and the compensation we pay to it to determine that the provisions of the Advisory Agreement are being carried out. This evaluation is based on the factors set forth below, as well as any other factors deemed relevant by the independent directors:
•the amount of fees paid to the Advisor in relation to the size, composition and performance of our investments;
•the success of the Advisor in generating investments that meet our investment objectives;
•rates charged to other externally advised REITs and other similar investment entities by advisors performing similar services;
•additional revenues realized by the Advisor and its affiliates through their advisory relationship with us, including loan administration, underwriting or broker commissions, servicing, engineering, inspective and other fees, whether paid by us or by others with whom we do business (including the performance participation allocation paid to the Special Limited Partner);
•the quality and extent of the services and advice furnished by the Advisor;
•the performance of the assets, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and
•the quality of our portfolio in relationship to the investments generated by the Advisor for its own account.
In addition to the management fee, performance participation and expense reimbursements, we have agreed to indemnify and hold harmless the Advisor and its affiliates performing services for us from specific claims and liabilities arising out of the performance of their obligations under the Advisory Agreement, subject to certain limitations.
Dealer Manager Agreement
We entered into a Dealer Manager Agreement with the Dealer Manager pursuant to which the Dealer Manager agreed, among other things, to manage our relationships with third-party broker-dealers engaged by the Dealer Manager to participate in the distribution of shares of our common stock, which we refer to as “participating broker-dealers,” and financial advisors. The Dealer Manager also coordinates our marketing and distribution efforts with participating broker-dealers and their registered representatives with respect to communications related to the terms of our public offering, our investment strategies, material aspects of our operations and subscription procedures. We will not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of our shares. The Dealer Manager is a registered broker-dealer affiliated with the Advisor.

Upfront Selling Commissions and Dealer Manager Fees
The Dealer Manager will be entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T and Class F-T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers; provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager will be entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S and Class F-S share sold in the primary offering. The Dealer Manager may be entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D and Class F-D share sold in the primary offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or re-allowed (paid) to, participating broker-dealers.
There were no upfront selling commissions or dealer manager fees paid during the year ended December 31, 2023.
Stockholder Servicing Fees —Class T, Class S, Class D, Class F-T, Class F-S and Class F-D Shares
Subject to Financial Industry Regulatory Authority, Inc. (“FINRA”) limitations on underwriting compensation and certain other limitations described below, we will pay the Dealer Manager selling commissions over time as a stockholder servicing fee (i) with respect to our outstanding Class T and Class F-T shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T and Class F-T shares, consisting of an investment professional stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T and Class F-T shares, however, with respect to Class T and Class F-T shares sold through certain participating broker-dealers, the investment professional stockholder servicing fee and the dealer stockholder servicing fee may be other amounts; provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares, (ii) with respect to our outstanding Class S and Class F-S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S and Class F-S shares and (iii) with respect to our outstanding Class D and Class F-D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D and Class F-D shares. We will not pay a stockholder servicing fee with respect to our outstanding Class P, Class I and Class F-I shares. The stockholder servicing fees are selling commissions paid over time. The stockholder servicing expenses borne by the participating brokers may be different from and substantially less than the amount of stockholder servicing fees charged.
The stockholder servicing fees will be paid monthly in arrears. The Dealer Manager will re-allow (pay) all or a portion of the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers, and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services. Because the stockholder servicing fees with respect to Class T shares, Class S shares, Class D shares, Class F-T shares, Class F-S shares and Class F-D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.
We will cease paying the stockholder servicing fee with respect to any Class T share, Class S share, Class D share, Class F-T share, Class F-S share or Class F-D share held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to the shares held by such stockholder within such account would exceed, in the aggregate, 8.75% (or, in the case of Class T and Class F-T shares sold through certain participating broker-dealers, a lower limit as set forth in the applicable agreement between the Dealer Manager and a participating broker-dealer at the time such Class T and Class F-T shares were issued) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan with respect thereto). At the end of such month, such Class T share, Class S share, Class D share, Class F-T share, Class F-S share or Class F-D share will convert into a number of Class I or Class F-I shares (including any fractional shares), each with an equivalent aggregate NAV as such share. Although we cannot predict the length of time over which the stockholder servicing fee will be paid due to potential changes in the NAV of our shares, this fee would be paid with respect to a Class T or Class F-T share (in the case of a limit of 8.75% of gross proceeds) or Class S or Class F-S share over approximately seven years from the date of purchase and with respect to a Class D or Class F-D share over approximately 30 years from the date of purchase, assuming payment of the full upfront selling commissions and dealer manager fees, opting out of the distribution reinvestment plan and a constant NAV of $10.00 per share. Under these assumptions, if a stockholder holds his or her shares for these time periods, this fee with respect to a Class T share, Class S share, Class F-T share or Class F-S share would total approximately $0.56 and with respect to a Class D or Class F-D share would total approximately $0.74.
During the year ended December 31, 2023, we did not pay stockholder servicing fees to the Dealer Manager.

Other Compensation Paid to our Dealer Manager
We or the Advisor may also pay directly or, if the Dealer Manager pays on our behalf, reimburse, the Dealer Manager for any organization and offering expenses (other than upfront selling commissions and stockholder servicing fees). During the year ended December 31, 2023, neither we nor the Advisor paid the Dealer Manager for any organization and offering expenses.
Fees Paid to Affiliates of the Advisor
We may retain third parties, including certain of the Advisor’s affiliates, from time to time, for services relating to our investments or our operations, which may include any accounting and auditing services (including valuation support services), administrative services and other similar operational matters. Any fees paid to the Advisor’s affiliates for any such services will not reduce the management fee. Any such arrangements will be on arm’s-length terms and at competitive market rates. During the year ended December 31, 2023, there were no fees paid to affiliates of the Advisor for other services.
Indemnification Agreements with Directors and Officers
We have entered into indemnification agreements with each of our directors and executive officers. Pursuant to the terms of these indemnification agreements, we would indemnify and advance expenses and costs incurred by our directors and executive officers in connection with any claims, suits or proceedings brought against such directors and executive officers as a result of his or her service. However, our indemnification obligation is subject to the limitations set forth in the indemnification agreements and in our Charter. We also maintain a directors and officers insurance policy.
Cohen & Steers-sponsored Funds and Accounts
Mr. Harvey, a director, serves as Chief Executive Officer, President and a director of Cohen & Steers and as a vice president, director and chairman of the board of directors of each of Cohen & Steers’ U.S. registered open-end and closed-end funds. Mr. Steers, a director, serves as Executive Chairman and a director of Cohen & Steers. Messrs. Harvey and Steers do not receive additional compensation from Cohen & Steers, Inc. or any of the Cohen & Steers-sponsored open-end and closed-end funds for their services. Within Cohen & Steers’ Private Real Estate Group, Mr. Corl serves as Executive Vice President and Head of the Private Real Estate Group and Mr. Corriggio serves as Senior Vice President and a Portfolio Manager. Mr. Mahalingam serves as Senior Vice President and Chief Financial Officer of Private Real Estate of Cohen & Steers. Mr. Poli serves as Executive Vice President, General Counsel and Secretary of Cohen & Steers, and as Assistant Secretary of each of Cohen & Steers’ U.S. registered open-end and closed-end funds, as a Director of Cohen & Steers Asia Limited, Cohen & Steers UK Limited, Cohen & Steers Japan Limited, Cohen & Steers Singapore Private Limited and Cohen & Steers SICAV and as a Director, President and Chief Legal Officer of Cohen & Steers Securities, LLC. Other than in respect of such person’s employment for positions held at Cohen & Steers or the Advisor, such individuals do not receive additional compensation for their services from any of the aforementioned positions or any of the Cohen & Steers-sponsored open-end and closed-end funds. In addition, certain members of our Board or the company’s executive officers may invest in certain funds and accounts that Cohen & Steers manages.
Related Party Transaction Policy
Our Board recognizes the fact that transactions with related parties may present risks of conflicts or the appearance of conflicts of interest and has adopted a written policy on transactions with related parties. Under the policy, a committee of our Board composed solely of independent directors who are disinterested or the disinterested members of our Board must review and approve or ratify any “related party transaction.” Until further notice, our Board has designated the Affiliate Transaction Committee to serve as such committee. For purposes of the policy, a “related party transaction” is any transaction (i) that is reportable by the company under Item 404(a) of Regulation S-K, (ii) in which the company was or will be a participant, (iii) in which the amount involved exceeds $120,000 (or such other amount provided for under Item 404(a) of Regulation S-K) and (iv) in which any related party had or will have a direct or indirect material interest, other than an employment relationship or transaction involving an executive officer and any related compensation. In addition, a “related party transaction” does not include compensation to a director if such compensation is reported pursuant to Item 402(k) of Regulation S-K. A “transaction” includes, but is not limited to, any financial transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships.

For the avoidance of doubt, the investment by a Related Person (as such term is defined in Item 404(a) of Regulation S-K) (i) in Company shares (or repurchase thereof through the Company’s share repurchase plan) or (ii) in or alongside of any other investment fund, investment company or investment vehicle managed by the Advisor or any of its subsidiaries or accounts the Advisor manages, shall in each case not constitute such a material transaction or relationship so long as the products and services are being provided in the ordinary course of business and on substantially the same terms and conditions, including price, as would be available on an arm’s length basis.
Notwithstanding the foregoing, indemnification payments and advancement of expenses made pursuant to the Company’s Charter or bylaws or pursuant to any agreement or instrument, including, without limitation, the Advisory Agreement, shall be deemed to have been approved in accordance with the policy and, accordingly, shall not be required to be further presented to the Affiliate Transaction Committee or the disinterested members of our Board for its or their review, consideration and subsequent approval.
In addition, in connection with any approval or ratification of a related party transaction involving a non-employee director or nominee for director, the Committee or disinterested directors, as applicable, should consider whether such transaction would compromise such director’s status as: (i) an independent director under the Charter and Corporate Governance Guidelines; (ii) a “non-employee director” under Rule 16b-3 under the Exchange Act, if such non-employee director serves on, if applicable, a compensation committee or similar committee of our Board; or (iii) an independent director under Rule 10A-3 of the Exchange Act, if such non-employee director serves on the Audit Committee of our Board.
In reviewing a related person transaction or proposed related person transaction, the Affiliate Transaction Committee or disinterested directors, as applicable, shall consider all relevant facts and circumstances, including without limitation:
•the nature of the related person’s interest in the transaction;
•the material terms of the transaction;
•the importance of the transaction both to the Company and the related person;
•whether the transaction would likely impair the judgment of a director or executive officer to act in the best interest of the Company;
•whether the value and the terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by the Company with non-related persons, if any; and
•any other matters that management or the Affiliate Transaction Committee or disinterested directors, as applicable deem appropriate.
DIRECTOR INDEPENDENCE
Each of our Charter, Corporate Governance Guidelines and committee charters require that a majority of the members of our Board and all members of the Audit Committee, Affiliate Transaction Committee and Nominating Committee be “independent” directors in accordance with applicable rules of the SEC, the listing standards of the NYSE and the provisions of our Charter and Bylaws. Our Board determines each director’s independence on an annual basis and at such other times as may be necessary or advisable based on applicable regulatory requirements and the requirements of our Corporate Governance Guidelines. Based upon its review, our Board affirmatively determined that each of each of Messrs. Thiel and Walter and Ms. Roffman are “independent” under all applicable standards for independence, including with respective to committee services on the Audit Committee, Affiliate Transaction Committee and Nominating and Corporate Governance Committee.

Consistent with the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007, our Charter defines an independent director as a director who is not, and within the last two years has not been, directly or indirectly associated with the Sponsor or the Advisor, subject to any permitted grace period. Pursuant to our Charter, a director is deemed to be associated with Cohen & Steers or the Advisor by virtue of: (i) ownership of an interest in the Sponsor, the Advisor or any of their affiliates, other than an interest in the company; (ii) employment by the Sponsor, Advisor or any of their affiliates; (iii) service as an officer or director of the Sponsor, the Advisor or any of their affiliates, (iv) performance of services for us other than as a director; (v) service as a director or trustee of more than three REITs organized by the Sponsor or advised by the Advisor; or (vi) maintenance of a material business or professional relationship with the Sponsor, the Advisor or any of their affiliates. A business or professional relationship described in (vi) above is considered “material” if the aggregate gross income derived by the Director from the Sponsor, the Advisor and their affiliates exceeds 5% of either the director’s annual gross income, derived from all sources, during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with the Sponsor or the Advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with the us, Sponsor, the Advisor, any of their respective affiliates. In addition, our Charter requires that a director have at least three years of relevant experience demonstrating the knowledge required to successfully acquire and manage the type of assets that we intend to acquire. Our Charter also requires that at all times at least one of our independent directors must have at least three years of relevant real estate experience.
For so long as the Advisory Agreement is in effect, the Advisor has the right to designate for nomination, subject to the approval of such nomination by our Board, the largest number of affiliated directors that still constitutes less than one half of the directors on the Board to the slate of directors to be voted on by the stockholders at our annual meeting of stockholders. Our Board must also consult with the Advisor in connection with (i) its selection of each independent director for nomination to the slate of directors to be voted on at the annual meeting of stockholders, and (ii) filling any vacancies created by the removal, resignation, retirement or death of any director, until a successor is elected and qualifies.
REPORT OF AFFILIATE TRANSACTION COMMITTEE
The Affiliate Transaction Committee, composed entirely of our independent directors, has examined the material terms, factors and circumstances surrounding the transactions described above and has determined that all such transactions are fair and reasonable to us. The Affiliate Transaction Committee has reviewed our policies described herein and in the registration statement related to our ongoing public offering, as well as other policies previously reviewed and approved by our Board, and determined that they are in the best interests of our stockholders because they increase the likelihood that we will be able to implement and execute our business our business objectives while appropriately addressing conflicts of interests that may arise.

The Affiliate Transaction Committee of the Board

Dana Roffman (Chair)
John W. Thiel
W. Edward Walter

Item 14. Principal Accountant Fees and Services
Independent Auditors
During the period from October 3, 2022 (the date of initial capitalization) through December 31, 2023, Deloitte & Touche LLP (“Deloitte”) served as our independent auditor.
Audit and Non-Audit Fees
The aggregate fees that we were billed for the year ended December 31, 2023 and for the period October 3, 2022 (date of initial capitalization) through December 31, 2022, by Deloitte, were as follows:

	For the Year Ended December 31, 2023	For the Period October 3, 2022 (date of initial capitalization) through December 31, 2022
Audit fees (1)	$286,317	$383,200
Audit-related fees	—	—
Tax Fees	—	—
All other fees (2)	2,063	—
Total	$288,380	$383,200
___________
(1)Audit fees include amounts billed to us related to annual financial statement audit work, seed balance sheet audit work, quarterly financial statement reviews and review of SEC registration statements.
(2)All other fees include amounts billed to us for accounting research tools.
The Audit Committee was advised that there were no services provided by Deloitte that were unrelated to the audit of the annual fiscal financial statements and the review of interim financial statements that could impair Deloitte from maintaining its independence as our independent auditor and concluded that it was independent.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has adopted an Audit Committee Pre-Approval Policy (the “Pre-Approval Policy”). In accordance with the Pre-Approval Policy, all audit and permissible non-audit services performed by Deloitte during the year ended December 31, 2023 were pre-approved by the Audit Committee or the Audit Committee chair and ratified by the full Audit Committee pursuant to the Pre-Approval Policy, upon the conclusion of the Audit Committee that the provision of such services by Deloitte did not impair their independence in the conduct of its auditing functions.
Pre-approval of audit and permissible non-audit services includes pre-approval of the fees for such services (even though pre-approval of fees is not specifically required by SEC rules) and the other terms of the engagement. At least annually, the Audit Committee reviews and pre-approves audit, audit-related, tax and all other services that the company expects to be performed by its independent registered public accounting firm for such fiscal year. The term of any pre-approval lasts until the later of (i) twelve months from the date of pre-approval unless the Audit Committee specifically provides for a different period and (ii) the next annual services engagement of the independent auditor is pre-approved.
The Audit Committee has authorized its chair to pre-approve any services that were not pre-approved by the Audit Committee. The Audit Committee must ratify any such pre-approvals at its next scheduled quarterly meeting. However, if fees for any one service exceed $100,000 or if fees for multiple services exceed $250,000 in the aggregate during any quarter, pre-approval by the chair of the additional services is required to be communicated to the Audit Committee prior to its next scheduled quarterly meeting. In the event the Audit Committee determines not to ratify a pre-approved service, the independent auditor must cease all work on the engagement in question until the appropriate approval is received.

Part IV
Item 15. Exhibits, Financial Statement Schedules

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
10.6
Trademark License Agreement, effective as of January 24, 2023, by and between Cohen & Steers Income Opportunities REIT, Inc., Cohen & Steers Income Opportunities REIT Operating Partnership, L.P., and Cohen & Steers Capital Management, Inc. (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11 filed on January 25, 2023 and incorporated by reference herein)

10.7
Expense Limitation Agreement, dated January 24, 2023, by and between Cohen & Steers Income Opportunities REIT, Inc. and Cohen & Steers Capital Management, Inc. (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 filed on January 25, 2023 and incorporated by reference herein)

10.8
Subscription Letter, dated January 24, 2023, by and between Cohen & Steers Income Opportunities REIT, Inc. and Cohen & Steers Capital Management, Inc. (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11 filed on January 25, 2023 and incorporated by reference herein)

10.9
Dealer Manager Agreement, dated January 24, 2023, by and between Cohen & Steers Income Opportunities REIT, Inc. and Cohen & Steers Securities, LLC (filed as Exhibit 1.1 to the Registrant’s Registration Statement on Form S-11 filed on January 25, 2023 and incorporated herein by reference)

10.10
Form of Participating Dealer Agreement (included as Exhibit A to Exhibit 1.1) (filed as Exhibit 1.1 to the Registrant’s Registration Statement on Form S-11 filed on January 25, 2023 and incorporated herein by reference)

10.11
Purchase Agreement, dated as of December 18, 2023, between DDR Highland Village LP and Core Power Highland Village LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2024 and incorporated by reference herein)

21.1	Subsidiaries of the Registrant (filed herewith)
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

Exhibit No.	Description
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cohen & Steers Income Opportunities REIT, Inc.

March 14, 2024	By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Financial Officer & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

March 14, 2024	By:	/s/ James S. Corl
James S. Corl
Chief Executive Officer & Chief Investment Officer (Principal Executive Officer)

March 14, 2024	By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Financial Officer & Treasurer
(Principal Financial Officer & Principal Accounting Officer)

March 14, 2024	By:	/s/ Robert H. Steers
Robert H. Steers
Chairperson of the Board

March 14, 2024	By:	/s/ Joseph M. Harvey
Joseph M. Harvey
Director

March 14, 2024	By:	/s/ Dana Roffman
Dana Roffman
Director

March 14, 2024	By:	/s/ John W. Thiel
John W. Thiel
Director

March 14, 2024	By:	/s/ W. Edward Walter
W. Edward Walter
Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
No annual report or proxy materials have been sent to our stockholders for the period covered by this Annual Report on Form 10-K. If a proxy statement is delivered to more than ten of our stockholders with respect to an annual or other meeting of stockholders, copies of such materials will be furnished to the SEC at that time. We will deliver to our stockholders as of a record date established by the Board a copy of this Annual Report on Form 10-K.