Form 10-Q
period 2024-03-31
Cohen & Steers Income Opportunities REIT, Inc.
filed 2024-05-13
CIK 1939433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024 OR
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
1166 Avenue of the Americas
New York, NY 10036
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 13, 2024, the registrant had the following shares outstanding: 4,737,760 shares of Class P common stock and 40,310 shares of Class I common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Balance Sheets
(in thousands - except share and per share data)

	(Unaudited)
	March 31, 2024	December 31, 2023
ASSETS
Investments in real estate, net	$34,667	$—
Investments in real estate-related securities, at fair value	3,919	—
Lease intangible assets, net	9,014	—
Cash and cash equivalents	2,868	200
Due from affiliate	434	252
Other assets	207	—
Total assets	$51,109	$452
LIABILITIES AND EQUITY
Lease intangible liabilities, net	$1,983	$—
Due to affiliate	7,490	—
Accounts payable, accrued expenses and other liabilities	1,111	252
Total liabilities	$10,584	$252
Commitments and Contingencies (see Note 12)
Equity
Preferred Stock, $0.01 par value per share, 100,000,000 shares authorized; and none issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$—	$—
Common Stock- Class P shares, $0.01 par value per share, 800,000,000 shares authorized; and 4,737,760 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	47	—
Common Stock- Class T shares, $0.01 par value per share, 80,000,000 shares authorized; and none issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class S shares, $0.01 par value per share, 800,000,000 shares authorized; and none issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class D shares, $0.01 par value per share, 160,000,000 shares authorized; and none issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class I shares, $0.01 par value per share, 600,000,000 shares authorized; and 40,310 and 20,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	—
Common Stock- Class F-T shares, $0.01 par value per share, 20,000,000 shares authorized; and none issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class F-S shares, $0.01 par value per share, 200,000,000 shares authorized; and none issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class F-D shares, $0.01 par value per share, 40,000,000 shares authorized; and none issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class F-I shares, $0.01 par value per share, 100,000,000 shares authorized; and none issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	42,095	369
Accumulated deficit	(2,036)	(169)
Total stockholders' equity	40,107	200
Non-controlling interests	418	—
Total equity	40,525	200
Total liabilities and equity	$51,109	$452
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands - except per share data)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revenues
Rental revenue	$1,002	$—
Total revenues	1,002	—
Expenses
Property operating	364	—
General and administrative	79	17
Organization expenses	1,852	—
Depreciation and amortization	731	—
Total expenses	3,026	17
Other income, net
Realized and unrealized gains (losses) from real estate-related securities, net	88	—
Other income	68	—
Total other income, net	156	—
Net loss	$(1,868)	$(17)
Net loss attributable to non-controlling interests	(1)	—
Net loss attributable to common stockholders	$(1,867)	$(17)
Net loss per share of common stock - basic and diluted	$(0.45)	$(0.85)
Weighted-average shares of common stock outstanding - basic and diluted	4,192	20
The Company was formed on July 18, 2022 and commenced principal operations on January 11, 2024, and accordingly, there were minimal operations during the three months ended March 31, 2023.
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Common Stock Class I		Common Stock Class P
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	20	$—	—	$—	$369	$(169)	$200	$—	$200
Common stock issued	20	1	4,738	47	47,330	—	47,378	—	47,378
Offering costs	—	—	—	—	(5,638)	—	(5,638)	—	(5,638)
Amortization of restricted stock grants	—	—	—	—	34	—	34	—	34
Net loss	—	—	—	—	—	(1,867)	(1,867)	(1)	(1,868)
Contributions from non-controlling interests	—	—	—	—	—	—	—	425	425
Distributions to non-controlling interests	—	—	—	—	—		—	(6)	(6)
Balance at March 31, 2024	40	$1	4,738	$47	$42,095	$(2,036)	$40,107	$418	$40,525

	Common Stock Class I		Common Stock Class P
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2022	20	$—	—	$—	$200	$—	$200	$—	$200
Amortization of restricted stock grants	—	—	—	—	17	—	17	—	17
Net loss	—	—	—	—	—	(17)	(17)	—	(17)
Balance at March 31, 2023	20	$—	—	$—	$217	$(17)	$200	$—	$200
The Company was formed on July 18, 2022 and commenced principal operations on January 11, 2024, and accordingly, there were minimal operations during the three months ended March 31, 2023.
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash flows from operating activities:
Net loss	$(1,868)	$(17)
Adjustments to net loss:
Depreciation and amortization	731	—
Unrealized (gains) losses on changes in fair value of real estate-related securities, net	(77)	—
Realized losses (gains) on sale of real estate-related securities, net	27	—
Amortization of above and below-market lease intangibles	(98)	—
Straight line rent adjustments	(11)	—
Amortization of restricted stock grants	34	17
Changes in assets and liabilities:
Other assets	(165)	—
Due from affiliate	(182)	(85)
Due to affiliate	1,852	—
Accounts payable, accrued expenses and other liabilities	815	85
Net cash provided by operating activities	1,058	—
Cash flows from investing activities:
Acquisition of real estate	(42,325)	—
Purchases of real-estate related securities	(4,962)	—
Proceeds from sale of real estate-related securities	1,100	—
Net cash used in investing activities	(46,187)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	47,378	—
Contributions from non-controlling interests	425	—
Distributions to non-controlling interests	(6)	—
Net cash provided by financing activities	47,797	—
Net change in cash and cash equivalents:	2,668	—
Cash and cash equivalents, at the beginning of the period	200	200
Cash and cash equivalents, at the end of the period	$2,868	$200
Supplemental disclosure of non-cash investing and financing activities:
Accrued offering costs due to affiliate	$5,638	$—
The Company was formed on July 18, 2022 and commenced principal operations on January 11, 2024, and accordingly, there were minimal operations during the three months ended March 31, 2023.
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Organization
Cohen & Steers Income Opportunities REIT, Inc. (the “Company”) was formed on July 18, 2022, as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2024. The Company was organized to invest primarily in high-quality, stabilized real estate assets within the United States (“U.S.”), and to a lesser extent, in real estate-related securities, including common stock equity, preferred equity and debt investments. The Company is the sole general partner of Cohen & Steers Income Opportunities REIT Operating Partnership, L.P., a Delaware limited partnership (“CNSREIT OP” or the “Operating Partnership”), which was formed on July 22, 2022. Cohen & Steers Income Opportunities REIT Special Limited Partner, LLC, an affiliate of Cohen & Steers, Inc., was formed on July 22, 2022, as a Delaware limited liability company (the “Special Limited Partner”), and owns a special limited partner interest in CNSREIT OP. Substantially all of the Company’s business will be conducted through CNSREIT OP. The Company and CNSREIT OP are externally managed by Cohen & Steers Capital Management, Inc., a New York corporation (the “Advisor”). The Advisor is a subsidiary of Cohen & Steers, Inc. (together with its subsidiaries, “Cohen & Steers”).
The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $3,000,000,000 in shares of common stock, consisting of up to $2,400,000,000 in shares in its primary offering and up to $600,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to publicly sell any combination of eight classes of shares of its common stock – Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares, and Class F-I shares, with a dollar value up to the maximum offering amount. As of March 31, 2024, the Company did not raise any proceeds from its primary offering. As of March 31, 2024, the Company has received approximately $221.0 million in commitments to purchase Class P shares in a private placement, including $124.8 million from the Advisor. The Company has approximately $173.6 million in remaining commitments to purchase Class P shares. See Note 9 for more information.
As of March 31, 2024, the Company owned one property and held a portfolio of real estate-related securities. The Company currently operates in two reportable segments: real estate and real estate-related securities. See Note 10 for additional information.
Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. All intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing its consolidated financial statements are reasonable and prudent. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC.
The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
The Company holds an interest in one joint venture that is considered to be a VIE. The Company consolidated this entity because it has the ability to direct the most significant activities of the joint venture. The total assets and liabilities of the Company’s consolidated VIE were $44.5 million and $2.6 million, respectively, as of March 31, 2024. As of December 31, 2023, the Company did not hold any interest in VIEs. Such amounts are included on the Company’s consolidated balance sheets.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.
Investments in Real Estate
The Company determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, the Company accounts for the transaction as an asset acquisition. All property acquisitions to date have been accounted for as asset acquisitions.
Upon the acquisition of a property deemed to be an asset acquisition, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends and market and economic conditions.

Whether the acquisition of a property acquired is considered a business combination or an asset acquisition, the Company recognizes the identifiable tangible and intangible assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company expenses acquisition-related costs associated with business combinations as they are incurred and capitalizes acquisition-related costs associated with asset acquisitions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. The estimated fair value of acquired in-place leases is the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs, and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Company evaluates the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms. The amortization of in-place lease intangibles is recorded in depreciation and amortization expense on the Company’s consolidated statements of operations. Acquired above- and below-market lease values are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the in-place leases and the Company's estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options, if applicable. Should a tenant terminate its lease, the unamortized portion of the in-place lease value will be charged to amortization expense and the unamortized portion of above and below-market lease value will be charged to rental revenue.
The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Buildings	40 years
Buildings and site improvements	5 - 20 years
Lease intangibles and leasehold improvements	Over lease term
Significant improvements to properties are capitalized, whereas, repairs and maintenance expenses at the Company’s properties are expensed as incurred and included in property operating expense on the Company’s consolidated statements of operations. When an asset is sold, the cost and related accumulated depreciation are removed from the accounts with the resulting gain or loss reflected in the Company's results of operations for the period.
Real estate assets will be evaluated for impairment on a quarterly basis. The Company will consider the following factors when performing its impairment analysis: (i) management, having the authority to approve the action, commits to a plan to sell the asset; (ii) significant negative industry and economic outlook or trends; (iii) expected material costs necessary to extend the life or operate the real estate asset; and (iv) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. During the three months ended March 31, 2024 and 2023, the Company did not incur any impairment charges.
Investments in Real Estate-Related Securities
The Company reports its investments in common stock of publicly-listed REITs and real estate-related preferred securities at fair value and any changes in fair value are recorded in current period earnings. Dividend income is recorded when declared and the resulting dividend income, along with gains and losses are recorded as a component of realized and unrealized gains (losses) from real estate-related securities, net on the Company’s consolidated statements of operations.

The Company classifies its investments in real estate-related debt securities as trading securities and records such investments at fair value and any changes in fair value are recorded in current period earnings. Interest income from real estate-related debt investments is recorded on the accrual basis on the Company’s consolidated statements of operations. The resulting unrealized gains and losses and interest income are recorded as a component of realized and unrealized gains (losses) from real estate-related securities, net on the Company’s consolidated statements of operations.
Revenue Recognition
Rental revenue primarily consists of base rent arising from tenant leases at the Company’s real estate property. Base rent is recognized on a straight-line basis over the life of the lease, including any rent step ups or abatement provisions. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space.
The Company evaluates the collectibility of receivables related to rental revenue on an individual lease basis. In making this determination, the Company considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue.
Income Taxes
The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2024. If the Company qualifies for taxation as a REIT, the Company will generally not be subject to federal income taxes on income and gains distributed to the stockholders as long as the Company satisfies certain requirements, principally relating to the nature of the Company’s income and the level of the Company’s distributions. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Organization and Offering Expenses
The Advisor has agreed to advance all organization and offering expenses (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through the earlier of (i) December 31, 2025, or (ii) the month that the Company’s aggregate net asset value (“NAV”) is at least $1.0 billion. The Company will reimburse the Advisor for all such advanced expenses ratably over a 60-month period following such date.
As of March 31, 2024 and December 31, 2023, the Advisor and its affiliates had incurred organization and offering expenses of approximately $7.5 million and $7.0 million, respectively, on the Company’s behalf. Such costs became the Company’s liability on January 11, 2024, the date that the Company issued Class P shares and commenced principal operations. As such, as of March 31, 2024, organizational expenses are expensed as incurred and offering expenses are charged to stockholders’ equity, as such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Offering and any private placement offering.
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
Investments in real estate-related securities that are listed on the New York Stock Exchange (“NYSE”) are valued, except as indicated below, at the last sale price reflected at the close of the NYSE on the business day as of which such value is being determined. If there has been no sale on such day, the securities are valued at the mean of the closing bid and ask price on such day. If no ask price is available, the securities are then valued at the bid price.
Real estate-related securities not listed on the NYSE but listed on other domestic or foreign securities exchanges (including NASDAQ) are valued in a similar manner. Real estate-related securities traded on more than one securities exchange are valued at the last sale price reflected at the close of the exchange representing the principal market for such securities on the business day as of which such value is being determined. Readily marketable securities traded in the over-the-counter (“OTC”) market are valued on the basis of prices provided by a third-party pricing service or third-party broker-dealer. Real estate-related debt securities are valued on the basis of prices provided by a third-party pricing service or third-party broker-dealer.
The pricing services or broker-dealers use multiple valuation techniques to determine fair value. In instances where sufficient market activity exists, the pricing services or broker-dealers may utilize a market-based approach through which quotes from market makers are used to determine fair value. In instances where sufficient market activity may not exist or is limited, the pricing services or broker-dealers also utilize proprietary valuation models which may consider market transactions in comparable securities and the various relationships between securities in determining fair value and/or characteristics such as benchmark yield curves, option-adjusted spreads, credit spreads, estimated default rates, coupon rates, anticipated timing of principal repayments, underlying collateral, and other unique security features which are then used to calculate the fair values.
Securities or assets for which market prices are unavailable, or for which the Advisor determines that bid and/or ask price or a counterparty valuation does not reflect market value, will be valued at fair value pursuant to procedures approved by the Board. The Advisor has established a valuation committee to administer, implement and oversee the fair valuation process according to the policies and procedures approved annually by the Board. Among other things, these procedures allow us to utilize independent pricing services, quotations from securities and financial instrument dealers and other market sources to determine fair value. Circumstances in which market prices may be unavailable include, but are not limited to, when trading in a security or asset is suspended, the exchange on which the security or asset is traded is subject to an unscheduled close or disruption or material events occur after the close of the exchange on which the security or asset is principally traded. In these circumstances, we will determine fair value in a manner that fairly reflects the market value of the security or asset on the valuation date based on consideration of any information or factors we deem appropriate. These may include, but are not limited to, recent transactions in comparable securities or assets, information relating to the specific security or asset and developments in the markets.

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
As of March 31, 2024, the Company’s investments in common stock of publicly-listed REITs and real estate-related preferred securities are recorded at fair value based on the closing price as reported by the applicable national securities exchange and have been classified as Level 1.
The Company's investments classified as Level 2 were comprised of real estate-related debt securities. Fair values were generally determined using third-party pricing services. The pricing services may utilize evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information.
The following table details the Company’s assets measured at fair value on a recurring basis ($ in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Common stock of publicly-listed REITs	$1,666	$—	$—	$1,666
Real estate-related preferred securities	148	—	—	148
Real estate-related debt securities	—	2,105	—	2,105
Total	$1,814	$2,105	$—	$3,919
As of December 31, 2023, the Company did not acquire any real estate-related securities.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides for additional disclosures as they relate to a Company’s segments. The standard requires enhanced disclosure of the reportable segments and additional information about a segment’s expenses. The amendments in this ASU are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of this update on its disclosures and will apply the required amendments in its Annual Report on Form 10-K for the year ended December 31, 2024.

Note 3: Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

March 31, 2024
Buildings and improvements	$22,467
Land	12,341
Total	34,808
Accumulated depreciation	(141)
Investment in real estate, net	$34,667
As of December 31, 2023, the Company had not acquired any properties. During the three months ended March 31, 2024, the Company entered into a programmatic joint venture with The Sterling Organization, LLC (“Sterling”), an unaffiliated third party, in January 2024. The Company and Sterling own 99% and 1% of the joint venture, respectively. On the same day, the joint venture completed the purchase of a community shopping center commonly known as the Marketplace at Highland Village from an unaffiliated third party for the aggregate consideration of $42.3 million.
The following table summarizes the purchase price allocation for the property acquired during the three months ended March 31, 2024 ($ in thousands):

Amount
Buildings and improvements	$22,467
Land	12,341
In-place lease intangibles	8,919
Above-market lease intangibles	714
Below-market lease intangibles	(2,110)
Total purchase price	$42,331
The weighted-average amortization periods for lease intangible assets and liabilities acquired in connection with the Company’s acquisition during the three months ended March 31, 2024 were as follows:

	In-place lease intangibles	Above-market lease intangibles	Below-market lease intangibles
Weighted-average amortization periods (in years)	3.5	6.0	3.6
Note 4. Investments in Real Estate-Related Securities
As of March 31, 2024, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-listed REITs, real estate-related preferred securities, and real estate-related debt securities. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its consolidated balance sheets.
As of December 31, 2023, the Company had not acquired any real estate-related securities.

The following table summarizes the Company’s investments in real estate-related securities ($ in thousands):

	Equity Securities *	Debt Securities *	Total
Balance as of December 31, 2023	$—	$—	$—
Additions	2,597	2,403	5,000
Disposals	(825)	(306)	(1,131)
Unrealized gains (losses) on changes in fair value of real estate-related securities, net	72	5	77
Realized (losses) gains on sale of real estate-related securities, net	(30)	3	(27)
Balance as of March 31, 2024	$1,814	$2,105	$3,919
_________
*Equity securities represent common stock of publicly-traded REITs and real estate-related preferred securities. Debt securities represent real estate-related debt securities.
The following table summarizes the components of realized and unrealized gains (losses) from real estate-related securities, net during the three months ended March 31, 2024 ($ in thousands):

March 31, 2024
Unrealized gains (losses), net	$77
Realized (losses) gains, net	(27)
Dividend and interest income (1)	38
Total	$88
_________
1.Dividend and interest income are recorded as a component of realized and unrealized gains (losses) from real estate-related securities, net on the Company’s consolidated statements of operations.
Note 5: Intangibles
The Company did not have any intangible assets or liabilities as of December 31, 2023. The lease intangibles are amortized over the remaining lease terms from which they were derived. As a result, the Company’s lease intangibles are being amortized from less than one year to ten years. The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following as of March 31, 2024 ($ in thousands):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease intangible assets
In-place lease	$8,919	$(590)	$8,329
Above-market lease	714	(29)	685
Total intangible assets	$9,633	$(619)	$9,014
Lease intangible liabilities
Below-market lease	(2,110)	127	(1,983)
Total intangible liabilities	$(2,110)	$127	$(1,983)

The estimated future amortization on the Company’s lease intangibles for each of the next five years and thereafter as of March 31, 2024 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Intangibles
2024 (remaining)	$2,196	$111	$(477)
2025	2,440	142	(572)
2026	2,001	128	(568)
2027	1,151	92	(266)
2028	242	69	(26)
Thereafter	299	143	(74)
	$8,329	$685	$(1,983)
Note 6: Other Assets and Liabilities
The following table summarizes the components of other assets ($ in thousands):

	March 31, 2024	December 31, 2023
Receivables - property	$60	$—
Receivables - real estate-related securities	67	—
Prepaid expenses	61	—
Straight-line rent receivable	11	—
Other	8	—
Total	$207	$—
The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	March 31, 2024	December 31, 2023
Accounts payable and accrued expenses	$611	$252
Payables - real estate-related securities	38	—
Security deposits - property	175	—
Prepaid rent	106	—
Real estate taxes payable	181	—
Total	$1,111	$252
Note 7: Leases
Lessor
Income from fixed lease payments for operating leases are recognized on a straight-line basis over the non-cancelable term of the lease and are considered to be fixed components of the operating leases. The variable components primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs.

Lease income related to operating leases recognized and included in the consolidated statements of operations is as follows ($ in thousands):

Three Months Ended March 31, 2024
Lease income — fixed	$696
Lease income — variable	208
Total operating lease income (1)	$904
___________
1.The table above does not include above and below-market intangible lease amortization of $0.1 million (see Note 5).
The Company had no leases as of December 31, 2023.
The following table presents the undiscounted future minimum rents the Company expects to receive for its property as of March 31, 2024 ($ in thousands):

Year	Future Minimum Rents
2024 (remaining)	$2,629
2025	3,386
2026	3,083
2027	2,109
2028	847
Thereafter	1,332
Total	$13,386
Note 8: Related Party Transactions
The Company and CNSREIT OP have entered into an advisory agreement with the Advisor pursuant to which the Advisor will be responsible for sourcing, evaluating, and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing, and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors (the “Board”).
Certain affiliates of the Company, including the Advisor, will receive fees and compensation in connection with the ongoing management of the assets of the Company. The Advisor will be paid a management fee equal to 1.25% of NAV per annum, payable monthly on Class T shares, Class S shares, Class D shares, and Class I shares, 1.00% of NAV per annum, payable monthly on Class F-T shares, Class F-S shares, Class F-D shares and Class F-I shares, and 0.90% of NAV per annum, payable monthly, on Class P shares (lower management fees will apply if amounts invested in Class P shares exceed certain thresholds, calculated excluding the amounts invested by Cohen & Steers). The Advisor has agreed to waive its management fee on Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares, and Class F-I shares through September 30, 2024 (i.e., the first full 12 months following the date on which the registration statement for the Offering is declared effective by the SEC and each applicable state securities regulator). The Advisor has agreed to waive its management fee on Class P shares through January 11, 2025 (i.e., the first 12 months following the date of the initial Class P share issuance). The management fee will be paid, at the Advisor’s election, in cash, Class P shares or Class I shares or Class P units or Class I units of CNSREIT OP.

Pursuant to an Expense Limitation and Reimbursement Agreement, through December 31, 2025, the Advisor has contractually agreed to waive its fees and/or reimburse expenses on our behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that the Company will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to December 31, 2025 without the consent of the Board, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to the Company’s operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes, and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor). During the three months ended March 31, 2024 and 2023, the Company incurred general and administrative expenses (other than stock compensation expense) of approximately $0.5 million and $0.1 million, respectively. Pursuant to the Expense Limitation and Reimbursement Agreement, $0.4 million and $0.1 million of these expenses are reimbursable by the Advisor as of March 31, 2024 and 2023, respectively, as they were considered Specified Expenses that exceeded 0.50% of net assets (annualized) and are thus not recognized on our consolidated statements of operations. Reimbursable amounts of $0.4 million and $0.1 million that have yet to be paid by the Advisor as of March 31, 2024 and 2023, respectively, are recognized as Due from Affiliate (with a corresponding payable). We recorded stock compensation expense of $0.03 million and $0.02 million during the three months ended March 31, 2024 and 2023, respectively, which reflects the amortization of the restricted share grants issued to the independent directors on February 27, 2023.
The Company incurred general and administrative expenses (other than stock compensation expense) of approximately $1.7 million from February 21, 2023 (date our registration statement for the Offering was declared effective by the SEC) through March 31, 2024. Pursuant to the Expense Limitation and Reimbursement Agreement, approximately $1.6 million of these expenses are reimbursable by the Advisor and are thus not reflected as general and administrative expenses in the Company’s consolidated statements of operations since it is not probable (as of March 31, 2024) that the Company’s Specified Expenses will be less than 0.50% of net assets (annualized) within three years after the month in which the Specified Expenses were incurred and deemed reimbursable.
The Special Limited Partner holds a performance participation interest in CNSREIT OP that entitles it to receive an allocation from CNSREIT OP equal to 10% of the annual Total Return, subject to a 6% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as will be defined in the prospectus). Such allocation will be measured on a calendar year basis, accrued monthly and paid annually. The performance participation interest will not be paid on the Class P units in the CNSREIT OP. The performance participation interest will be paid, at the Special Limited Partner’s election, in cash or Class I units or any other units of CNSREIT OP. No performance participation interest has been earned for the periods presented.
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
Due to Affiliate
The following table details the Company’s expenses that are due to its Advisor ($ in thousands):

	March 31, 2024	December 31, 2023 (1)
Organization and offering costs	$7,490	$—
Total	$7,490	$—
___________
1.The Company did not commence principal operations until January 11, 2024. As such, the organization and offering costs were not recorded in the consolidated financial statements as of December 31, 2023 because such costs were not the Company’s liability until the commencement of principal operations.
Organization and Offering costs
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
As of March 31, 2024 and December 31, 2023, the Advisor and its affiliates had incurred organization and offering expenses of approximately $7.5 million and $7.0 million, respectively, on the Company’s behalf. The Company commenced its operations on January 11, 2024. As such, as of March 31, 2024, organizational expenses are expensed as incurred and offering expenses are charged to stockholders’ equity.

Note 9: Equity
Authorized Capital
As of March 31, 2024, the Company was authorized to issue up to 2.9 billion shares, consisting of the following (shares in thousands):

Classification	Number of Shares	Par Value ($)
Preferred Stock	100,000	0.01
Class P Shares	800,000	0.01
Class T Shares	80,000	0.01
Class S Shares	800,000	0.01
Class D Shares	160,000	0.01
Class I Shares	600,000	0.01
Class F-T Shares	20,000	0.01
Class F-S Shares	200,000	0.01
Class F-D Shares	40,000	0.01
Class F-I Shares	100,000	0.01
Total	2,900,000
Private Placement
Cohen & Steers has committed to invest an aggregate of $125.0 million through the Advisor in Class P shares and Class I shares. Cohen & Steers has agreed to hold all of the Class P shares it owns as part of its seed investment for two years from the date of the initial third party commitment in Class P shares, after which any repurchase requests would be subject to our share repurchase plan. On January 11, 2024, pursuant to existing commitments to purchase Class P shares of common stock, the Company issued 4.7 million Class P shares of its common stock at a price of $10.00 per share to accredited investors and the Advisor, in a private placement for an aggregate purchase price of $47.4 million. Approximately 50% of such shares were issued to the Advisor as part of the Advisor’s commitment described above.
As of March 31, 2024, the Company has received approximately $221.0 million in commitments to purchase Class P shares, including $124.8 million from the Advisor. The Company has approximately $173.6 million in remaining commitments to purchase Class P shares, and is not required to call all or any portion of the capital commitments made by investors prior to March 2025.
Common Stock
As of March 31, 2024, we had no Class T shares, Class S shares, Class D shares, Class F-T shares, Class F-S shares, Class F-D shares or Class F-I shares outstanding. The Class I shares that vested this quarter reflected the restricted stock grants issued to the independent directors in February 2023.
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Three Months Ended March 31, 2024
	Class I	Class P	Total
Beginning balance, December 31, 2023	20	—	20
Common stock issued	20	4,738	4,758
Ending Balance, March 31, 2024	40	4,738	4,778

Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders (other than an investor who is a resident of Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington or is a client of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Any investor who is a resident of Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington or is a client of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price at the time the distribution is payable (which will generally be equal to the Company’s prior month’s NAV per share). Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares, Class D shares, Class F-T shares, Class F-S shares and Class F-D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. Shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as shares purchased in the Offering.
Share Repurchases
The Company has adopted a share repurchase plan whereby, on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class P, Class T, Class S, Class D, Class I, Class F-T, Class F-S, Class F-D and Class F-I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, except for shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price (subject to certain exceptions). In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis after the Company has repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
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
During the three months ended March 31, 2024, we did not receive any repurchase requests and accordingly, did not repurchase any shares of our common stock pursuant to our share repurchase plan.

Note 10 - Segment Reporting
The Company operates in two reportable segments: Real Estate and Real Estate-Related Securities. The Company allocates resources and evaluates results based off the performance of each segment individually. These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief operating officer and chief financial officer have been identified as the chief operating decision-makers. The Company’s chief operating decision-makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company believes that segment net operating income is the performance metric that captures the unique operating characteristics of each segment.
The following table sets forth the total assets by segment as of March 31, 2024 ($ in thousands):

Segment	March 31, 2024
Real estate	$44,482
Real estate-related securities	4,077
Other (corporate)	2,550
Total assets	$51,109
The following table provides the total financial results by segment for the three months ended March 31, 2024 ($ in thousands):

	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$1,002	$—	$1,002
Total revenues	1,002	—	1,002
Expenses
Property operating	364	—	364
Total segment expenses	364	—	364
Realized and unrealized gains (losses) from real estate-related securities, net	—	88	88
Other income	6	4	10
Segment net operating income	$644	$92	$736
Depreciation and amortization	$(731)	$—	$(731)
Other income			58
General and administrative			(79)
Organization expenses			(1,852)
Net loss			$(1,868)
Net loss attributable to non-controlling interests			(1)
Net loss attributable to common stockholders			$(1,867)
The Company had no investments and therefore operated in one reportable segment for the three months ended March 31, 2023.
Note 11: Economic Dependency
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

Note 12: Commitments and Contingencies
The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it. There are currently no such matters pending that the Company believes could have a material impact on its consolidated results of operations, cash flows or financial position.
Note 13: Subsequent Events
The Company evaluated subsequent events through the issuance date of the consolidated financial statements and determined that there were no material subsequent events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “Company,” “we,” “us,” or “our” refer to Cohen & Steers Income Opportunities REIT, Inc. and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identify” or other similar words or the negatives thereof. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements due to a number of different factors. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Quarterly Report Form 10-Q. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.
Available Information
Stockholders may obtain copies of our filings with the SEC free of charge from the SEC’s website maintained at www.sec.gov. We also use our website (www.cnsreit.com) as a channel of distribution of Company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel in addition to following our press releases and SEC filings. The information we will include on our website is not a part of, nor is it incorporated by reference into, this report.
Overview
We are a Maryland corporation formed on July 18, 2022. We were formed to invest primarily in high-quality, stabilized real estate assets within the United States. We also expect to invest, to a lesser extent, in real estate-related securities, including common stock equity, preferred equity and debt investments. We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:
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
Our board of directors (the “Board”) will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the advisory agreement, however, we have delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board.
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
As of May 9, 2024, we have received approximately $221.0 million in commitments to purchase Class P shares and have issued 4.7 million Class P shares for $47.4 million pursuant to these commitments. We have not raised any proceeds from the primary offering as of March 31, 2024.
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in our prospectus.
Q1 Highlights
Fundraising
–On January 11, 2024, pursuant to existing commitments to purchase Class P shares, the Company issued 4.7 million Class P shares at a price of $10.00 per share to accredited investors and the Advisor, in a private placement for an aggregate purchase price of $47.4 million. Approximately 50% of such shares were issued to the Advisor as part of the Advisor’s commitment to invest an aggregate of $125.0 million in the Company’s shares of common stock.
Investments
–On January 22, 2024, the Company entered into a programmatic joint venture with The Sterling Organization, LLC (“Sterling”), an unaffiliated third party. The Company and Sterling own 99% and 1% of the joint venture respectively. On the same day, the joint venture completed the purchase of a community shopping center commonly known as the Marketplace at Highland Village from an unaffiliated third party for the aggregate consideration of $42.3 million.
–Our investments in real estate-related securities as of    March 31, 2024 consisted of publicly-listed REITs, real estate-related debt securities, and real estate-related preferred securities with a fair market value of $3.9 million.

Portfolio
Investments in Real Estate
The following table provides information regarding our real estate property as of March 31, 2024:

Property Type	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Feet (in thousands)	Occupancy Rate
Community shopping center	1	Dallas, Texas	January 2024	99%	207	93%
Total	1				207
Investments in Real Estate-Related Securities
The following table details our investments in real estate-related securities as of March 31, 2024 ($ in thousands):

	March 31, 2024
Type of Real Estate-Related Securities	Cost Basis	Fair Value
Common stock of publicly-listed REITs	$1,594	$1,666
Real estate-related debt securities	2,100	2,105
Real estate-related preferred securities	148	148
Total investments in real estate-related securities	$3,842	$3,919
Lease Expirations
The following table details the expiring leases at our real estate property by annualized base rent as of March 31, 2024 ($ in thousands):

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of total Annualized Base Rent Expiring
2024 (remaining)	2	$93	3%
2025	2	129	4%
2026	3	392	11%
2027	6	1,762	49%
2028	4	653	18%
2029	2	250	7%
2030	—	—	—%
2031	1	87	2%
2032	1	77	2%
2033	1	59	2%
Thereafter	1	78	2%
Total	23	$3,580	100%
___________
1.Annualized base rent (“ABR”) represents the annualized monthly contractual base rent for our properties as of March 31, 2024. ABR is presented on a pro-rata ownership basis.

Results of Operations
We were formed on July 18, 2022, and commenced principal operations on January 11, 2024, the date on which we issued 4.7 million Class P shares for an aggregate purchase price of $47.4 million in our private placement offering. Therefore, there were minimal operations in the period for the three months ended March 31, 2023. As of December 31, 2023, we had not made any investments. Due to our investments in real estate and real estate-related securities during the three months ended March 31, 2024, our results of operations for the three months ended March 31, 2023 and the three months ended March 31, 2024 are not comparable. Accordingly, no comparative amounts for the three months ended March 31, 2023 are discussed.
During the three months ended March 31, 2024, we recognized $0.1 million in income from investments in real estate-related securities, which is inclusive of realized and unrealized gains (losses) from real estate-related securities, net and dividend and interest income related to real estate-related securities.
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2024 and March 31, 2023 (in thousands, except per share data):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revenues
Rental revenue	$1,002	$—
Total revenues	1,002	—
Expenses
Property operating	364	—
General and administrative	79	17
Organization expenses	1,852	—
Depreciation and amortization	731	—
Total expenses	3,026	17
Other income, net
Realized and unrealized gains (losses) from real estate-related securities, net	88	—
Other income	68	—
Total other income, net	156	—
Net loss	$(1,868)	$(17)
Net loss attributable to non-controlling interests	(1)	—
Net loss attributable to common stockholders	$(1,867)	$(17)
Net loss per share of common stock - basic and diluted	$(0.45)	$(0.85)
Weighted-average shares of common stock outstanding - basic and diluted	4,192	20
Rental Revenue, Property Operating Expenses, Depreciation and Amortization
During the three months ended March 31, 2024, rental revenues, property operating expenses, and depreciation and amortization were recognized as a result of our acquisition of a property during the quarter.

General and Administrative Expenses
During the three months ended March 31, 2024 and 2023, the Company incurred general and administrative expenses (other than stock compensation expense) of approximately $0.5 million and $0.1 million, respectively. Pursuant to the Expense Limitation and Reimbursement Agreement, $0.4 million and $0.1 million of these expenses are reimbursable by the Advisor as of March 31, 2024 and 2023, respectively, as they were considered Specified Expenses that exceeded 0.50% of net assets (annualized) and are thus not recognized on our consolidated statements of operations. Reimbursable amounts of $0.4 million and $0.1 million that have yet to be paid by the Advisor as of March 31, 2024 and 2023, respectively, are recognized as Due from Affiliate (with a corresponding payable). We recorded stock compensation expense of $0.03 million and $0.02 million during the three months ended March 31, 2024 and 2023, respectively, which reflects the amortization of the restricted share grants issued to the independent directors on February 27, 2023.
We incurred general and administrative expenses (other than stock compensation expense) of approximately $1.7 million from February 21, 2023 (date our registration statement for the Offering was declared effective by the SEC) through March 31, 2024. Pursuant to the Expense Limitation and Reimbursement Agreement, approximately $1.6 million of these expenses are reimbursable by the Advisor and are thus not reflected as general and administrative expenses in our consolidated statements of operations since it is not probable (as of March 31, 2024) that our Specified Expenses will be less than 0.50% of net assets (annualized) within three years after the month in which the Specified Expenses were incurred.
Organization Expenses
During the three months ended March 31, 2024, we recognized $1.9 million in organization expenses, which reflected organization expenses incurred since inception. All organization expenses since inception have been recognized in this Quarterly Report on Form 10-Q as we commenced principal operations this quarter.
Other Income
Other income of $0.2 million primarily consists of realized and unrealized gains (losses), net from real estate-related securities, interest and dividend income from investments in real estate-related securities, and interest earned on our cash balances.
Funds From Operations and Adjusted Funds From Operations
We believe funds from operations (“FFO”) is a meaningful non-GAAP supplemental measure of our operating results. Our consolidated financial statements are presented using historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments have decreased evenly over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. FFO is an operating measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, and (iv) gains or losses from changes in control of interests in real estate. A reconciliation is also presented as a single line item to reflect the amounts to adjust earnings from consolidated partially-owned entities and equity in earnings of unconsolidated affiliates to FFO.
We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) unrealized gains or losses from changes in the fair value of real estate-related securities, (iii) organization costs, (iv) amortization of restricted stock awards, and (v) amortization of above and below-market lease intangibles. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.

FFO and AFFO should not be considered to be more relevant or accurate than the GAAP methodology in calculating net income (loss) or in evaluating our operating performance. In addition, FFO and AFFO should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO and AFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders.
The following table presents a reconciliation of net loss attributable to common stockholders under GAAP to FFO and to AFFO ($ in thousands):

Three Months Ended March 31, 2024
Net loss attributable to common stockholders	$(1,867)
Adjustments to arrive at FFO:
Depreciation and amortization	731
Amount attributable to non-controlling interests for above adjustments	(7)
FFO attributable to common stockholders	$(1,143)
Adjustments to arrive at AFFO:
Straight-line rental income	(11)
Unrealized (gains) losses from real estate-related securities, net	(77)
Organization expenses	1,852
Amortization of restricted stock grants	34
Amortization of above and below-market lease intangibles	(98)
Amount attributable to non-controlling interests for above adjustments	1
AFFO attributable to common stockholders	$558
Net Asset Value
We calculate net asset value (“NAV”) per share in accordance with the valuation guidelines approved by our Board.
Please refer to “Net Asset Value Calculation and Valuation Guidelines” in our prospectus for important information about how our NAV is determined. The Advisor is ultimately responsible for determining our NAV.
The following table provides a breakdown of the major components of our total NAV as of March 31, 2024 ($ and shares in thousands):

Components of NAV	March 31, 2024
Investment in real estate	$42,331
Investment in real estate-related securities	3,919
Cash and cash equivalents	2,868
Other assets	630
Other liabilities	(1,111)
Non-controlling interests in joint ventures	(425)
Net asset value	$48,212
Number of outstanding shares of common stock	4,778

The following table provides a breakdown of our total NAV and NAV per share of common stock by class as of March 31, 2024 ($ and shares in thousands, except per share data):

NAV Per Share	Class I	Class P	Total
Net asset value	$407	$47,805	$48,212
Number of outstanding shares	40	4,738	4,778
NAV Per Share as of March 31, 2024	$10.09	$10.09
Consistent with our disclosure in the prospectus regarding our NAV calculation, our investments in real estate are initially valued at cost. In the future, as we establish new values for our real estate investments, we will provide information on key assumptions used in the discounted cash flow methodology and a sensitivity analysis related thereto.
The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	March 31, 2024
Stockholders’ equity under GAAP	$40,107
Adjustments:
Advanced organization and offering costs (1)	7,490
Accumulated depreciation and amortization (2)	626
Straight-line rent adjustment (3)	(11)
NAV	$48,212
The following details the adjustments to reconcile GAAP stockholders’ equity to our NAV:
1.The Advisor has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the earlier of (i) December 31, 2025 or (ii) the month that our aggregate NAV is at least $1.0 billion. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months following such date. After the earlier of (i) December 31, 2025 or (ii) the month that our aggregate NAV is at least $1.0 billion, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction of NAV as they are reimbursed to the Advisor.
2.In accordance with GAAP, we depreciate our investments in real estate and amortize certain other lease intangible assets and liabilities. Such depreciation and amortization are not recorded for the purposes of calculating NAV.
3.We record straight-line rent in accordance with GAAP. Any resulting straight-line rent receivable or liability is excluded for purposes of determining our NAV.
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

We will reimburse the Advisor for certain out-of-pocket expenses in connection with our operations. The Advisor has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the earlier of (i) December 31, 2025 or (ii) the month that our aggregate NAV is at least $1.0 billion. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months following such date. After the earlier of (i) December 31, 2025 or (ii) the month that our aggregate NAV is at least $1.0 billion, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. As of March 31, 2024, the Advisor had incurred approximately $7.5 million of organization and offering expenses on our behalf.
Pursuant to an Expense Limitation and Reimbursement Agreement, the Advisor has contractually agreed to waive its fees and/or reimburse expenses on our behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that the Company will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to December 31, 2025, without the consent of our Board, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to the Company’s operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor). This agreement is intended to limit our Specified Expenses through December 31, 2025, providing us with additional cash resources that can otherwise be used for other activities.
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
As of May 9, 2024, we have received approximately $221.0 million in commitments to purchase Class P shares, including $124.8 million from the Advisor. Through May 9, 2024, we have called an aggregate of $47.4 million pursuant to these commitments. We have approximately $173.6 million in remaining commitments to purchase Class P shares. We are not required to call all or any portion of the capital commitments made by investors prior to March 2025.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

Three Months Ended March 31, 2024
Cash flows provided by operating activities	$1,058
Cash flows used in investing activities	(46,187)
Cash flows provided by financing activities	47,797
Net increase in cash and cash equivalents	$2,668
Cash flows provided by operating activities were approximately $1.1 million for the three months ended March 31, 2024, primarily as a result of income generated on our investments and outstanding cash balances.
Cash flows used in investing activities were $46.2 million for the three months ended March 31, 2024, relating to our investments in real estate and real estate-related securities.
Cash flows provided by financing activities were $47.8 million for the three months ended March 31, 2024, primarily due to $47.4 million of proceeds from the issuance of our Class P shares.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. There have been no material changes to our Critical Accounting Policies, including significant accounting policies that we believe are the most affect by our judgment, estimates and assumptions, which are described in our Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

As of March 31, 2024, we did not have any indebtedness or derivative contracts and therefore the risks associated with those instruments.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our CEO and CFO. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (i) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and under the heading “Risk Factors” in our prospectus dated April 16, 2024, as supplemented.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended March 31, 2024, pursuant to existing commitments to purchase Class P shares, we issued 4.7 million Class P shares at a price of $10.00 per share to accredited investors and the Advisor, in a private placement for an aggregate purchase price of $47.4 million. Approximately 50% of such shares were issued to the Advisor as part of the Advisor’s commitment to invest an aggregate of $125.0 million in shares of the Company’s common stock. The offer and sale of these shares were exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) and Regulation D promulgated thereunder.
As of May 9, 2024, we have received approximately $221.0 million in commitments to purchase Class P shares, including $124.8 million from the Advisor. As noted above, through May 9, 2024, we have called an aggregate of $47.4 million pursuant to these commitments. We have approximately $173.6 million in remaining commitments to purchase Class P shares. We are not required to call all or any portion of the capital commitments made by investors prior to March 2025.
Use of Proceeds
On February 21, 2023, our Registration Statement on Form S-11 (File No. 333-269416) for the Offering was declared effective under the Securities Act. The transaction price for each class of our common stock is determined monthly and is made available on our website, www.cnsreit.com, and in prospectus supplement filings. As of March 31, 2024, we had not sold any shares of our common stock in the Offering, and therefore, we had not received any proceeds from the Offering.
As of March 31, 2024, we primarily used the proceeds from our private offering of our Class P shares to acquire $42.3 million in real estate and to invest $3.9 million in real estate-related securities.
Share Repurchases
The Company has adopted a share repurchase plan whereby, on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class P, Class T, Class S, Class D, Class I, Class F-T, Class F-S, Class F-D and Class F-I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, except for shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price (subject to certain exceptions). In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis after the Company has repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

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
During the three months ended March 31, 2024, we did not receive any repurchase requests and accordingly, did not repurchase any shares of our common stock pursuant to our share repurchase plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1
Second Articles of Amendment and Restatement of Cohen & Steers Income Opportunities REIT, Inc. (filed as Exhibit 3.1 to the Registrant’s on Post-Effective Amendment No. 3 to its Registration Statement on Form S-11 filed on April 12, 2024 and incorporated by reference herein)

3.2
Second Amended and Restated Bylaws of Cohen & Steers Income Opportunities REIT, Inc. (filed as Exhibit 3.2 to the Registrant’s Post-Effective Amendment No. 3 to its Registration Statement on Form S-11 filed on April 12, 2024 and incorporated by reference herein)

10.1
Purchase Agreement, dated as of December 18, 2023, between DDR Highland Village LP and Core Power Highland Village LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2024 and incorporated by reference herein)

31.1
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Changes in Equity (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cohen & Steers Income Opportunities REIT, Inc.

May 13, 2024	By:	/s/ James S. Corl
Date		James S. Corl
Chief Executive Officer & Chief Investment Officer (Principal Executive Officer)

May 13, 2024	By:	/s/ Arjun Mahalingam
Date		Arjun Mahalingam
Chief Financial Officer & Treasurer (Principal Financial Officer and Principal Accounting Officer)