Form 10-Q
period 2024-06-30
Cohen & Steers Income Opportunities REIT, Inc.
filed 2024-08-08
CIK 1939433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 8, 2024, the registrant had the following shares outstanding: 6,352,377 shares of Class P common stock, 68,313 shares of Class I common stock and 9,569 shares of Class F-I common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Balance Sheets
(in thousands - except share and per share data)

	(Unaudited)
	June 30, 2024	December 31, 2023
ASSETS
Investments in real estate, net	$34,583	$—
Investments in real estate-related securities, at fair value	4,519	—
Lease intangible assets, net	8,213	—
Cash and cash equivalents	2,215	200
Due from affiliate	799	252
Other assets	1,193	—
Total assets	$51,522	$452
LIABILITIES AND EQUITY
Lease intangible liabilities, net	$1,820	$—
Due to affiliate	7,898	—
Accounts payable, accrued expenses and other liabilities	1,646	252
Total liabilities	$11,364	$252
Commitments and Contingencies (see Note 13)
Equity
Preferred Stock, $0.01 par value per share, 100,000,000 shares authorized; and none issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$—	$—
Common Stock- Class P shares, $0.01 par value per share, 800,000,000 shares authorized; and 4,737,760 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	47	—
Common Stock- Class T shares, $0.01 par value per share, 80,000,000 shares authorized; and none issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class S shares, $0.01 par value per share, 800,000,000 shares authorized; and none issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class D shares, $0.01 par value per share, 160,000,000 shares authorized; and none issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class I shares, $0.01 par value per share, 600,000,000 shares authorized; and 49,981 and 20,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	—
Common Stock- Class F-T shares, $0.01 par value per share, 20,000,000 shares authorized; and none issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class F-S shares, $0.01 par value per share, 200,000,000 shares authorized; and none issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class F-D shares, $0.01 par value per share, 40,000,000 shares authorized; and none issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class F-I shares, $0.01 par value per share, 100,000,000 shares authorized; and none issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	41,803	369
Accumulated deficit	(2,156)	(169)
Total stockholders' equity	39,695	200
Non-controlling interests	463	—
Total equity	40,158	200
Total liabilities and equity	$51,522	$452
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands - except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental revenue	$1,420	$—	$2,422	$—
Total revenues	1,420	—	2,422	—
Expenses
Property operating	513	—	877	—
General and administrative	76	51	155	68
Organization expenses	—	—	1,852	—
Performance participation allocation	2	—	2	—
Depreciation and amortization	949	—	1,680	—
Total expenses	1,540	51	4,566	68
Other income, net
Realized and unrealized gains from real estate-related securities, net	227	—	315	—
Other income	39	—	107	—
Total other income, net	266	—	422	—
Net income (loss)	$146	$(51)	$(1,722)	$(68)
Net income attributable to non-controlling interests	57	—	56	—
Net income (loss) attributable to common stockholders	$89	$(51)	$(1,778)	$(68)
Net income (loss) per share of common stock - basic	$0.02	$(2.54)	$(0.40)	$(3.39)
Net income (loss) per share of common stock - diluted	$0.02	$(2.54)	$(0.40)	$(3.39)
Weighted-average shares of common stock outstanding
Basic	4,781	20	4,487	20
Diluted	4,782	20	4,487	20
The Company was formed on July 18, 2022 and commenced principal operations on January 11, 2024, and accordingly, there were minimal operations during the three and six months ended June 30, 2023.
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Common Stock Class I		Common Stock Class P
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	20	$—	—	$—	$369	$(169)	$200	$—	$200
Common stock issued	20	1	4,738	47	47,330	—	47,378	—	47,378
Offering costs	—	—	—	—	(5,638)	—	(5,638)	—	(5,638)
Amortization of restricted stock grants	—	—	—	—	34	—	34	—	34
Net loss	—	—	—	—	—	(1,867)	(1,867)	(1)	(1,868)
Contributions from non-controlling interests	—	—	—	—	—	—	—	425	425
Distributions to non-controlling interests	—	—	—	—	—		—	(6)	(6)
Balance at March 31, 2024	40	$1	4,738	$47	$42,095	$(2,036)	$40,107	$418	$40,525
Common stock issued	10	—	—	—	100	—	100	—	100
Distributions declared on common stock	—	—	—	—	—	(209)	(209)	—	(209)
Offering costs	—	—	—	—	(406)	—	(406)	—	(406)
Amortization of restricted stock grants	—	—	—	—	14	—	14	—	14
Net income	—	—	—	—	—	89	89	57	146
Distributions to non-controlling interests	—	—	—	—	—	—	—	(12)	(12)
Balance at June 30, 2024	50	$1	4,738	$47	$41,803	$(2,156)	$39,695	$463	$40,158

	Common Stock Class I		Common Stock Class P
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2022	20	$—	—	$—	$200	$—	$200	$—	$200
Amortization of restricted stock grants	—	—	—	—	17	—	17	—	17
Net loss	—	—	—	—	—	(17)	(17)	—	(17)
Balance at March 31, 2023	20	$—	—	$—	$217	$(17)	$200	$—	$200
Amortization of restricted stock grants	—	—	—	—	51	—	51	—	51
Net loss	—	—	—	—	—	(51)	(51)	—	(51)
Balance at June 30, 2023	20	$—	—	$—	$268	$(68)	$200	$—	$200
The Company was formed on July 18, 2022 and commenced principal operations on January 11, 2024, and accordingly, there were minimal operations during the three and six months ended June 30, 2023.
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,722)	$(68)
Adjustments to net loss:
Depreciation and amortization	1,680	—
Unrealized gains on changes in fair value of real estate-related securities, net	(157)	—
Realized gains on sale of real estate-related securities, net	(68)	—
Amortization of above and below-market lease intangibles	(225)	—
Straight line rent adjustments	(25)	—
Amortization of restricted stock grants	48	68
Changes in assets and liabilities:
Other assets	(355)	—
Due from affiliate	(547)	(407)
Due to affiliate	1,854	—
Accounts payable, accrued expenses and other liabilities	1,186	407
Net cash provided by operating activities	1,669	—
Cash flows from investing activities:
Acquisition of real estate	(42,331)	—
Capital improvements to real estate	(101)	—
Deposits on real estate acquisitions	(604)	—
Purchases of real estate-related securities	(6,717)	—
Proceeds from sale of real estate-related securities	2,214	—
Net cash used in investing activities	(47,539)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	47,478	—
Contributions from non-controlling interests	425	—
Distributions to non-controlling interests	(18)	—
Net cash provided by financing activities	47,885	—
Net change in cash and cash equivalents:	2,015	—
Cash and cash equivalents, at the beginning of the period	200	200
Cash and cash equivalents, at the end of the period	$2,215	$200
Supplemental disclosure of non-cash investing and financing activities:
Accrued offering costs due to affiliate	$6,044	$—
Accrued dividends payable	$209	$—
Accrued proceeds from sale of real estate-related securities	$(209)	$—
The Company was formed on July 18, 2022 and commenced principal operations on January 11, 2024, and accordingly, there were minimal operations during the six months ended June 30, 2023.
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
The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in its primary offering and up to $600.0 million in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to publicly sell any combination of eight classes of shares of its common stock – Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares, and Class F-I shares, with a dollar value up to the maximum offering amount. As of June 30, 2024, the Company has issued and sold 9,671 Class I shares in its primary offering for total proceeds of approximately $0.1 million.
The Company is also conducting a private offering of its Class P shares to Cohen & Steers and its affiliates and certain persons that are accredited investors, as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. In addition to its $0.2 million investment in Class I shares, Cohen & Steers has committed to invest $124.8 million through the Advisor in Class P shares for an aggregate investment of $125.0 million. Cohen & Steers has agreed to hold all of its Class P shares as part of this seed investment for two years from the date of the initial third-party commitment in Class P shares, after which any repurchase requests would be subject to our share repurchase plan. As of June 30, 2024, the Company has received approximately $221.2 million in commitments to purchase Class P shares, including the $124.8 million commitment from the Advisor, and the Company has called $47.4 million of such commitments. The Company is not required to call all or any portion of the capital commitments made by third-party investors prior to March 2025. See Note 14 for more information related to subsequent capital commitments and capital calls in this private offering.
As of June 30, 2024, the Company owned one property and held a portfolio of real estate-related securities. The Company currently operates in two reportable segments: real estate and real estate-related securities. See Note 11 for additional information.
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
Principles of Consolidation and Variable Interest Entities
The Company will consolidate all entities that it controls through either majority ownership or voting rights. In addition, the Company will consolidate all variable interest entities (“VIEs”) of which it is considered the primary beneficiary. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means. Where the Company does not have the power to direct the activities of the VIE that most significantly impact its economic performance, the Company’s interest for those partially owned entities are accounted for using the equity method of accounting.
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
As of June 30, 2024, the Company holds an interest in one joint venture that it consolidates. As of December 31, 2023, the Company did not have any joint ventures.
Non-Controlling Interests
Non-controlling interests represent the equity interests held by unrelated third parties in our consolidated joint ventures. Net income or losses for joint ventures are calculated using the hypothetical liquidation at book value (“HLBV”) method to attribute the earnings or losses between the controlling and non-controlling interests. Under the HLBV method, the amounts reported as non-controlling interests in the consolidated balance sheets represent the amounts the non-controlling interests would hypothetically receive at each balance sheet reporting date under the liquidation provisions of the governing agreements assuming the net assets of the consolidated joint ventures were liquidated at recorded amounts and distributed between the controlling and non-controlling interests in accordance with the governing documents. The net income attributable to non-controlling interests in the consolidated statements of operations is associated with the increase or decrease in the non-controlling interest holders’ contractual claims on the respective entities’ balance sheets assuming a hypothetical liquidation at the end of that reporting period when compared with their claims on the respective entities’ balance sheets assuming a hypothetical liquidation at the beginning of that reporting period, after removing the impact of any contributions or distributions. This would include the accrual of promote interests as defined in the joint venture agreements.
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
Whether the acquisition of a property acquired is considered a business combination or an asset acquisition, the Company recognizes the identifiable tangible and intangible assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company expenses acquisition-related costs associated with business combinations as they are incurred and capitalizes acquisition-related costs associated with asset acquisitions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. The estimated fair value of acquired in-place leases is the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs, and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Company evaluates the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms. The amortization of in-place lease intangibles is recorded in depreciation and amortization expense on the Company’s consolidated statements of operations. Acquired above- and below-market lease values are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the in-place leases and the Company’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options, if applicable. Should a tenant terminate its lease, the unamortized portion of the in-place lease value will be charged to amortization expense and the unamortized portion of above and below-market lease value will be charged to rental revenue.
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
Real estate assets will be evaluated for impairment on a quarterly basis. The Company will consider the following factors when performing its impairment analysis: (i) management, having the authority to approve the action, commits to a plan to sell the asset; (ii) significant negative industry and economic outlook or trends; (iii) expected material costs necessary to extend the life or operate the real estate asset; and (iv) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. During the three and six months ended June 30, 2024 and 2023, the Company did not incur any impairment charges.

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
As of June 30, 2024 and December 31, 2023, the Advisor and its affiliates had incurred organization and offering expenses of approximately $7.9 million and $7.0 million, respectively, on the Company’s behalf. Such costs became the Company’s liability on January 11, 2024, the date that the Company issued Class P shares and commenced principal operations. Organizational expenses are expensed as incurred and offering expenses are charged to stockholders’ equity, as such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Offering and any private placement offering.

Earnings per Share
Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common stock and common stock equivalents outstanding (unless their effect is antidilutive) for the period. For the three and six months ended June 30, 2024, the Company had 827 and 518 shares of dilutive securities outstanding. For the three and six months ended June 30, 2023, the Company did not have any dilutive securities outstanding that would cause basic earnings per share and diluted earnings per share to differ. All classes of common stock are allocated net income (loss) at the same rate per share and receive the same gross distribution per share.
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
As of June 30, 2024, the Company’s investments in common stock of publicly-listed REITs and real estate-related preferred securities are recorded at fair value based on the closing price as reported by the applicable national securities exchange and have been classified as Level 1.
The Company's investments classified as Level 2 were comprised of real estate-related debt securities. Fair values were generally determined using third-party pricing services. The pricing services may utilize evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information.
The following table details the Company’s assets measured at fair value on a recurring basis ($ in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Common stock of publicly-listed REITs	$2,240	$—	$—	$2,240
Real estate-related preferred securities	176	—	—	176
Real estate-related debt securities	—	2,103	—	2,103
Total	$2,416	$2,103	$—	$4,519
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

Note 3: Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

June 30, 2024
Buildings and improvements	$22,569
Land	12,341
Total	34,910
Accumulated depreciation	(327)
Investment in real estate, net	$34,583
As of December 31, 2023, the Company had not acquired any properties. During the six months ended June 30, 2024, the Company entered into a programmatic joint venture with The Sterling Organization, LLC (“Sterling”), an unaffiliated third party, in January 2024. The Company and Sterling own 99% and 1% of the joint venture, respectively. On the same day, the joint venture completed the purchase of a community shopping center commonly known as the Marketplace at Highland Village from an unaffiliated third party for the aggregate consideration of $42.3 million.
The following table summarizes the purchase price allocation for the property acquired during the six months ended June 30, 2024 ($ in thousands):

Amount
Buildings and improvements	$22,467
Land	12,341
In-place lease intangibles	8,919
Above-market lease intangibles	714
Below-market lease intangibles	(2,110)
Total purchase price	$42,331
The weighted-average amortization periods for lease intangible assets and liabilities acquired in connection with the Company’s acquisition during the six months ended June 30, 2024 were as follows:

	In-place lease intangibles	Above-market lease intangibles	Below-market lease intangibles
Weighted-average amortization periods (in years)	3.5	6.0	3.6
Note 4. Investments in Real Estate-Related Securities
As of June 30, 2024, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-listed REITs, real estate-related preferred securities, and real estate-related debt securities. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its consolidated balance sheets.
As of December 31, 2023, the Company had not acquired any real estate-related securities.

The following table summarizes the Company’s investments in real estate-related securities ($ in thousands):

	Equity Securities *	Debt Securities *	Total
Balance as of December 31, 2023	$—	$—	$—
Additions	4,044	2,673	6,717
Disposals	(1,851)	(572)	(2,423)
Unrealized gains (losses) on changes in fair value of real estate-related securities, net	161	(4)	157
Realized gains on sale of real estate-related securities, net	62	6	68
Balance as of June 30, 2024	$2,416	$2,103	$4,519
_________
*Equity securities represent common stock of publicly-traded REITs and real estate-related preferred securities. Debt securities represent real estate-related debt securities.
The following table summarizes the components of realized and unrealized gains (losses) from real estate-related securities, net during the three and six months ended June 30, 2024 ($ in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Unrealized gains, net	$80	$157
Realized gains, net	95	68
Dividend and interest income (1)	52	90
Total	$227	$315
_________
1.Dividend and interest income are recorded as a component of realized and unrealized gains (losses) from real estate-related securities, net on the Company’s consolidated statements of operations.
Note 5: Intangibles
The Company did not have any intangible assets or liabilities as of December 31, 2023. The lease intangibles are amortized over the remaining lease terms from which they were derived. As a result, the Company’s lease intangibles are being amortized from less than one year to ten years. The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following as of June 30, 2024 ($ in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease intangible assets
In-place lease	$8,919	$(1,355)	$7,564
Above-market lease	714	(65)	649
Total intangible assets	$9,633	$(1,420)	$8,213
Lease intangible liabilities
Below-market lease	(2,110)	290	(1,820)
Total intangible liabilities	$(2,110)	$290	$(1,820)

The estimated future amortization on the Company’s lease intangibles for each of the next five years and thereafter as of June 30, 2024 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Intangibles
2024 (remaining)	$1,431	$75	$(314)
2025	2,440	142	(572)
2026	2,001	128	(568)
2027	1,151	92	(266)
2028	242	69	(26)
Thereafter	299	143	(74)
	$7,564	$649	$(1,820)
Note 6: Other Assets and Liabilities
The following table summarizes the components of other assets ($ in thousands):

	June 30, 2024	December 31, 2023
Receivables - property	$217	$—
Receivables - real estate-related securities	247	—
Prepaid expenses	71	—
Straight-line rent receivable	25	—
Deposits on real estate acquisitions	604	—
Other	29	—
Total	$1,193	$—

The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	June 30, 2024	December 31, 2023
Accounts payable and accrued expenses	$833	$252
Distributions payable - common stock	209	—
Security deposits - property	175	—
Prepaid rent	67	—
Real estate taxes payable	362	—
Total	$1,646	$252
Note 7: Leases
Lessor
Income from fixed lease payments for operating leases are recognized on a straight-line basis over the non-cancelable term of the lease and are considered to be fixed components of the operating leases. The variable components primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs.

Lease income related to operating leases recognized and included in the consolidated statements of operations is as follows ($ in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Lease income — fixed	$899	$1,595
Lease income — variable	394	602
Total operating lease income (1)	$1,293	2,197
___________
1.The table above does not include above and below-market intangible lease amortization of $0.2 million (see Note 5).
The Company had no leases as of December 31, 2023.
The following table presents the undiscounted future minimum rents the Company expects to receive for its property as of June 30, 2024 ($ in thousands):

Year	Future Minimum Rents
2024 (remaining)	$1,739
2025	3,386
2026	3,083
2027	2,109
2028	847
Thereafter	1,537
Total	$12,701
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

Pursuant to an Expense Limitation and Reimbursement Agreement, through December 31, 2025, the Advisor has contractually agreed to waive its fees and/or reimburse expenses on our behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that the Company will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to December 31, 2025 without the consent of the Board, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to the Company’s operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes, and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor). As of December 31, 2023, we had not made any investments; and therefore, our results of operations for the three and six months ended June 30, 2023 and the three and six months ended June 30, 2024 are not comparable. During the three and six months ended June 30, 2024, the Company incurred general and administrative expenses (other than stock compensation expense) of approximately $0.4 million and $0.9 million, respectively. Pursuant to the Expense Limitation and Reimbursement Agreement, $0.8 million of these expenses are reimbursable by the Advisor as of June 30, 2024, as they were considered Specified Expenses that exceeded 0.50% of net assets (annualized) and are thus not recognized on our consolidated statements of operations. Reimbursable amounts of $0.8 million that have yet to be paid by the Advisor as of June 30, 2024 are recognized as Due from Affiliate (with a corresponding payable). We recorded stock compensation expense of $14 thousand and $48 thousand during the three and six months ended June 30, 2024, respectively, which reflects the amortization of the restricted share grants issued to the independent directors.
The Company incurred general and administrative expenses (other than stock compensation expense) of approximately $2.1 million from February 21, 2023 (date our registration statement for the Offering was declared effective by the SEC) through June 30, 2024. Pursuant to the Expense Limitation and Reimbursement Agreement, approximately $2.0 million of these expenses are reimbursable by the Advisor and are thus not reflected as general and administrative expenses in the Company’s consolidated statements of operations since it is not probable (as of June 30, 2024) that the Company’s Specified Expenses will be less than 0.50% of net assets (annualized) within three years after the month in which the Specified Expenses were incurred and deemed reimbursable.
The Special Limited Partner holds a performance participation interest in CNSREIT OP that entitles it to receive an allocation from CNSREIT OP equal to 10% of the annual Total Return, subject to a 6% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as is defined in the prospectus). Such allocation will be measured on a calendar year basis, accrued monthly and paid annually. The performance participation interest will not be paid on the Class P units in the CNSREIT OP. The performance participation interest will be paid, at the Special Limited Partner’s election, in cash or Class I units or any other units of CNSREIT OP. During the three and six months ended June 30, 2024, the Company accrued $2 thousand of performance participation allocation.
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
Due to Affiliate
The following table details the Company’s expenses that are due to its Advisor ($ in thousands):

	June 30, 2024	December 31, 2023 (1)
Organization and offering costs	$7,896	$—
Accrued performance participation allocation	2	—
Total	$7,898	$—
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
As of June 30, 2024 and December 31, 2023, the Advisor and its affiliates had incurred organization and offering expenses of approximately $7.9 million and $7.0 million, respectively, on the Company’s behalf. The Company commenced its operations on January 11, 2024. As such, organizational expenses are expensed as incurred and offering expenses are charged to stockholders’ equity.
Note 9: Share Based Payments
The following table summarizes the grants, vesting and forfeitures of restricted common stock during the six months ended June 30, 2024:

Type	Restricted Stock	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2023	20,310	$203
Granted	18,132	187
Vested	(20,310)	(203)
Forfeiture	—	—
Outstanding as of June 30, 2024	18,132	$187

Restricted Stock Grants
On February 27, 2023, the Company granted 6,770 shares of restricted Class I shares to each of its three independent directors in accordance with its independent director compensation policy. The shares vested and became non-forfeitable on the one-year anniversary of the grant date. On June 3, 2024, the Company granted 6,044 shares of restricted Class I shares to each of its three independent directors in accordance with its independent director compensation policy. The shares vest and become non-forfeitable on the one-year anniversary of the grant date. Given the restriction, the shares are not considered issued and outstanding for the purposes of the Company’s financial statements as of June 30, 2024.
We recorded stock compensation expense of $14 thousand and $51 thousand during the three months ended June 30, 2024 and 2023, respectively, and $48 thousand and $68 thousand during the six months ended June 30, 2024 and 2023, respectively, which reflected the amortization of the restricted share grants issued to the independent directors and was included in the general and administrative expense in the consolidated financial statements.
Note 10: Equity
Authorized Capital
As of June 30, 2024, the Company was authorized to issue up to 2.9 billion shares, consisting of the following (shares in thousands):

Classification	Number of Shares	Par Value ($)
Preferred Stock	100,000	0.01
Class P Shares	800,000	0.01
Class T Shares	80,000	0.01
Class S Shares	800,000	0.01
Class D Shares	160,000	0.01
Class I Shares	600,000	0.01
Class F-T Shares	20,000	0.01
Class F-S Shares	200,000	0.01
Class F-D Shares	40,000	0.01
Class F-I Shares	100,000	0.01
Total	2,900,000
Common Stock
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
As of June 30, 2024, the Company has received approximately $221.2 million in commitments to purchase Class P shares, including $124.8 million from the Advisor. The Company is not required to call all or any portion of the capital commitments made by investors prior to March 2025. See Note 14 for more information on our private placement.

As of June 30, 2024, we had 49,981 Class I shares and 4,737,760 Class P shares and no Class T shares, Class S shares, Class D shares, Class F-T shares, Class F-S shares, Class F-D shares or Class F-I shares outstanding. On October 3, 2022, the Advisor made an investment of $0.2 million in exchange for 20,000 shares of our Class I common stock. On February 27, 2023, the Company granted 6,770 shares of restricted Class I shares to each of its three independent directors in accordance with its independent director compensation policy. The shares vested and became non-forfeitable on the one-year anniversary of the grant date. On June 3, 2024, the Company issued and sold 9,671 Class I shares in our primary offering for total proceeds of approximately $0.1 million.
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Class I	Class P	Total
Beginning balance, December 31, 2023	20	—	20
Common stock issued	20	4,738	4,758
Ending balance, March 31, 2024	40	4,738	4,778
Common stock issued	10	—	10
Ending balance, June 30, 2024	50	4,738	4,788
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
Distributions
The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table presents the aggregate distributions per share declared for each applicable class of common stock:

	Three and Six Months Ended June 30, 2024
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.0435	$—	$0.0435
Class P Common Stock	$0.0435	$—	$0.0435
1.Stockholder servicing fees only apply to Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares are sold. As of June 30, 2023, the Company had not sold any Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares and therefore, had not incurred any stockholder servicing fees.
The Company did not declare any distributions for the three and six months ended June 30, 2023.
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
During the three and six months ended June 30, 2024, we did not receive any repurchase requests and accordingly, did not repurchase any shares of our common stock pursuant to our share repurchase plan.
Non-Controlling Interest
During the three and six months ended June 30, 2024, the net income attributable to non-controlling interests increased by $57 thousand and $56 thousand, respectively, primarily due to the accrual of the joint venture partner's promote interest under the HLBV method. The non-controlling interest also decreased by $12 thousand and $18 thousand, respectively, due to cash flow distributions to the joint venture partner during the three and six months ended June 30, 2024.

Note 11 - Segment Reporting
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
The following table sets forth the total assets by segment as of June 30, 2024 ($ in thousands):

Segment	June 30, 2024
Real estate	$44,116
Real estate-related securities	4,665
Other (corporate)	2,741
Total assets	$51,522
The following table provides the total financial results by segment for the three months ended June 30, 2024 ($ in thousands):

	Three Months Ended June 30, 2024
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$1,420	$—	$1,420
Total revenues	1,420	—	1,420
Expenses
Property operating	513	—	513
Total segment expenses	513	—	513
Realized and unrealized gains from real estate-related securities, net	—	227	227
Other income	17	1	18
Segment net operating income	$924	$228	$1,152
Depreciation and amortization	$(949)	$—	$(949)
Other income			21
General and administrative			(76)
Performance participation allocation			(2)
Net income			$146
Net income attributable to non-controlling interests			57
Net income attributable to common stockholders			$89

The following table provides the total financial results by segment for the six months ended June 30, 2024 ($ in thousands):

	Six Months Ended June 30, 2024
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$2,422	$—	$2,422
Total revenues	2,422	—	2,422
Expenses
Property operating	877	—	877
Total segment expenses	877	—	877
Realized and unrealized gains from real estate-related securities, net	—	315	315
Other income	23	5	28
Segment net operating income	$1,568	$320	$1,888
Depreciation and amortization	$(1,680)	$—	$(1,680)
Other income			79
General and administrative			(155)
Performance participation allocation			(2)
Organization expenses			(1,852)
Net loss			$(1,722)
Net income attributable to non-controlling interests			56
Net loss attributable to common stockholders			$(1,778)
For the three and six months ended June 30, 2023, the Company had no investments and therefore, operated in one reportable segment.
Note 12: Economic Dependency
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
Note 13: Commitments and Contingencies
The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it. There are currently no such matters pending that the Company believes could have a material impact on its consolidated results of operations, cash flows or financial position.
Note 14: Subsequent Events
The Company evaluated subsequent events through the issuance date of the financial statements, and determined that except as otherwise disclosed below, there were no additional material subsequent events requiring disclosure.
Fundraising
In July 2024, the Company received approximately $1.5 million in commitments to purchase Class P shares, bringing the total commitments to purchase Class P shares to approximately $222.7 million.

On July 18, 2024, pursuant to existing commitments to purchase Class P shares of common stock, the Company issued 1.6 million Class P shares of its common stock at a price of $10.53 per share to accredited investors and the Advisor, in a private placement for an aggregate purchase price of $16.9 million. Approximately 50% of such shares were issued to the Advisor as part of the Advisor’s commitment to invest an aggregate of $125.0 million in the Company’s shares of common stock. The Company has called $64.3 million of these commitments through August 8, 2024 and has approximately $158.4 million in remaining commitments to purchase Class P shares.
On August 1, 2024, the Company has issued and sold 9,569 Class F-I shares in its primary offering for total proceeds of approximately $0.1 million.
Acquisitions
On July 24, 2024, the Company entered into a programmatic joint venture with Phillips Edison & Company (“PECO”), an unaffiliated third party. The Company and PECO own 80% and 20% of the joint venture, respectively. On July 25, 2024, the joint venture completed the purchase of Des Peres Corners, a grocery-anchored shopping center in Des Peres, Missouri, from an unaffiliated third party for $38.4 million, subject to closing costs, customary prorations and escrow arrangements. The acquisition was partially financed by a $23.2 million fixed rate loan. The loan has an interest rate of 6.02% and is interest-only throughout the term.

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
We have registered with the SEC an offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering and up to $600.0 million in shares pursuant to the distribution reinvestment plan.
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
Q2 Highlights
Distributions
•We declared our first distribution totaling $0.2 million in June 2024.
Portfolio
Investments in Real Estate
The following table provides information regarding our real estate property as of June 30, 2024:

Property Type	Number of Properties	Location	Acquisition Date	Ownership Interest	Sq. Feet (in thousands)	Occupancy Rate
Community shopping center	1	Dallas, Texas	January 2024	99%	207	95%
Total	1				207
Investments in Real Estate-Related Securities
The following table details our investments in real estate-related securities as of June 30, 2024 ($ in thousands):

	June 30, 2024
Type of Real Estate-Related Securities	Cost Basis	Fair Value
Common stock of publicly-listed REITs	$2,077	$2,240
Real estate-related debt securities	2,108	2,103
Real estate-related preferred securities	177	176
Total investments in real estate-related securities	$4,362	$4,519

Lease Expirations
The following table details the expiring leases at our real estate property by annualized base rent as of June 30, 2024 ($ in thousands):

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of total Annualized Base Rent Expiring
2024 (remaining)	2	$93	3%
2025	2	129	4%
2026	3	393	11%
2027	6	1,762	49%
2028	4	653	18%
2029	2	254	7%
2030	—	—	—%
2031	1	87	2%
2032	1	77	2%
2033	1	59	2%
Thereafter	1	78	2%
Total	23	$3,585	100%
___________
1.Annualized base rent (“ABR”) represents the annualized monthly contractual base rent for our properties as of June 30, 2024. ABR is presented on a pro-rata ownership basis.
Results of Operations
We were formed on July 18, 2022, and commenced principal operations on January 11, 2024, the date on which we issued 4.7 million Class P shares for an aggregate purchase price of $47.4 million in our private placement offering. Therefore, there were minimal operations in the period for the three and six months ended June 30, 2023. As of December 31, 2023, we had not made any investments. Due to our investments in real estate and real estate-related securities during the three and six months ended June 30, 2024, our results of operations for the three and six months ended June 30, 2023 and the three and six months ended June 30, 2024 are not comparable. Accordingly, no comparative amounts for the three and six months ended June 30, 2023 are discussed.

The following table sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental revenue	$1,420	$—	$2,422	$—
Total revenues	$1,420	$—	$2,422	$—
Expenses
Property operating	$513	$—	$877	$—
General and administrative	76	51	155	68
Organization expenses	—	—	1,852	—
Performance participation allocation	2	—	2	—
Depreciation and amortization	949	—	1,680	—
Total expenses	$1,540	$51	$4,566	$68
Other income, net
Realized and unrealized gains from real estate-related securities, net	$227	$—	$315	$—
Other income	39	—	107	—
Total other income, net	$266	$—	$422	$—
Net income (loss)	$146	$(51)	$(1,722)	$(68)
Net income attributable to non-controlling interests	$57	$—	$56	$—
Net income (loss) attributable to common stockholders	$89	$(51)	$(1,778)	$(68)
Net income (loss) per share of common stock - basic	$0.02	$(2.54)	$(0.40)	$(3.39)
Net income (loss) per share of common stock - diluted	$0.02	$(2.54)	$(0.40)	$(3.39)
Weighted-average shares of common stock outstanding
Basic	4,781	20	4,487	20
Diluted	4,782	20	4,487	20
Rental Revenue, Property Operating Expenses, Depreciation and Amortization
During the three and six months ended June 30, 2024 rental revenues, property operating expenses, and depreciation and amortization were recognized as a result of our acquisition of a property during the quarter.
General and Administrative Expenses
During the three and six months ended June 30, 2024, the Company incurred general and administrative expenses (other than stock compensation expense) of approximately $0.4 million and $0.9 million, respectively. Pursuant to the Expense Limitation and Reimbursement Agreement, $0.8 million of these expenses are reimbursable by the Advisor as of June 30, 2024, as they were considered Specified Expenses that exceeded 0.50% of net assets (annualized) and are thus not recognized on our consolidated statements of operations. Reimbursable amounts of $0.8 million that have yet to be paid by the Advisor as of June 30, 2024 are recognized as Due from Affiliate (with a corresponding payable). We recorded stock compensation expense of $14 thousand and $48 thousand during the three and six months ended June 30, 2024, respectively, which reflects the amortization of the restricted share grants issued to the independent directors.

We incurred general and administrative expenses (other than stock compensation expense) of approximately $2.1 million from February 21, 2023 (date our registration statement for the Offering was declared effective by the SEC) through June 30, 2024. Pursuant to the Expense Limitation and Reimbursement Agreement, approximately $2.0 million of these expenses are reimbursable by the Advisor and are thus not reflected as general and administrative expenses in our consolidated statements of operations since it is not probable (as of June 30, 2024) that our Specified Expenses will be less than 0.50% of net assets (annualized) within three years after the month in which the Specified Expenses were incurred.
Other Income
During the three and six months ended June 30, 2024, we recognized $0.3 million and $0.4 million of other income, which primarily consisted of realized and unrealized gains (losses), net from real estate-related securities, interest and dividend income from investments in real estate-related securities, and interest earned on our cash balances.
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
We also believe that funds available for distribution (“FAD”) is an additional meaningful non-GAAP supplemental measure of our operating results. FAD provides useful information for considering our operating results and certain other items relative to the amount of our distributions. Further, FAD is a metric, among others, that is considered by our board of directors and executive officers when determining the amount of our dividend to stockholders, and we believe is therefore meaningful to stockholders. FAD is calculated as AFFO adjusted for (i) recurring tenant improvements, leasing commissions, and other capital expenditures, (ii) stockholder servicing fees paid during the period, and (iii) similar adjustments for non-controlling interests.
FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as FAD is adjusted for stockholder servicing fees and recurring tenant improvements, leasing commission, and other capital expenditures, which are not considered when determining cash flows from operations. Furthermore, FAD excludes adjustments for working capital items. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items.
FFO, AFFO, and FAD should not be considered to be more relevant or accurate than the GAAP methodology in calculating net income (loss) or in evaluating our operating performance. In addition, FFO, AFFO, and FAD should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO, AFFO, and FAD are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. In addition, our methodology for calculating AFFO and FAD may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported AFFO and FAD may not be comparable to the AFFO and FAD reported by other companies.

The following table presents a reconciliation of net income (loss) attributable to common stockholders under GAAP to FFO, AFFO and FAD ($ in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net income (loss) attributable to common stockholders	$89	$(1,778)
Adjustments to arrive at FFO:
Depreciation and amortization	949	1,680
Amount attributable to non-controlling interests for above adjustments	(9)	(16)
FFO attributable to common stockholders	$1,029	$(114)
Adjustments to arrive at AFFO:
Straight-line rental income	(14)	(25)
Unrealized gains from real estate-related securities, net	(80)	(157)
Organization expenses	—	1,852
Amortization of restricted stock grants	14	48
Amortization of above and below-market lease intangibles	(127)	(225)
Amount attributable to non-controlling interests for above adjustments	1	2
AFFO attributable to common stockholders	$823	$1,381
Adjustments to arrive at FAD:
Recurring tenant improvements and leasing commissions (1)	(102)	(123)
Amount attributable to non-controlling interests for above adjustments	1	1
FAD attributable to common stockholders	$722	$1,259
1.Recurring tenant improvements and leasing commissions are generally related to second-generation leases and other capital expenditures required to maintain our investments. Other capital expenditures exclude projects that we believe will enhance the value of our investments.
Net Asset Value
We calculate net asset value (“NAV”) per share in accordance with the valuation guidelines approved by our Board.
Please refer to “Net Asset Value Calculation and Valuation Guidelines” in our prospectus for important information about how our NAV is determined. The Advisor is ultimately responsible for determining our NAV.
The following table provides a breakdown of the major components of our total NAV as of June 30, 2024 ($ and shares in thousands):

Components of NAV	June 30, 2024
Investment in real estate	$43,900
Investment in real estate-related securities	4,519
Cash and cash equivalents	2,215
Other assets	1,947
Dividends payable	(208)
Other liabilities	(1,439)
Accrued performance participation allocation	(2)
Non-controlling interests in joint ventures	(532)
Net asset value	$50,400
Number of outstanding shares of common stock	4,788

The following table provides a breakdown of our total NAV and NAV per share of common stock by class as of June 30, 2024 ($ and shares in thousands, except per share data):

NAV Per Share	Class I	Class P	Total
Net asset value	$522	$49,878	$50,400
Number of outstanding shares	50	4,738	4,788
NAV Per Share as of June 30, 2024	$10.45	$10.53
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2024 valuation of our investments in real estate:

Property Type	Discount Rate	Exit Capitalization Rate
Community shopping center	10.00%	8.75%
These assumptions are determined by our independent valuation advisor and reviewed by the Advisor. A change in these assumptions would impact the calculation of the value of our investments in real estate. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investments in real estate value:

Input	Hypothetical Change	Investments in Real Estate Value
Discount Rate	0.25% decrease	1.59%
	0.25% increase	(1.59)%
Exit Capitalization Rate	0.25% decrease	1.37%
	0.25% increase	(1.37)%

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	June 30, 2024
Stockholders’ equity under GAAP	$39,695
Adjustments:
Advanced organization and offering costs (1)	7,896
Unrealized real estate appreciation (2)	1,393
Accumulated depreciation and amortization (3)	1,441
Straight-line rent adjustment (4)	(25)
NAV	$50,400
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
2.Our investments in real estate are presented at historical cost in our GAAP consolidated financial statements. As such, any changes in the fair market values of our investments in real estate are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate are recorded at fair value.
3.In accordance with GAAP, we depreciate our investments in real estate and amortize certain other lease intangible assets and liabilities. Such depreciation and amortization are not recorded for the purposes of calculating NAV.
4.We record straight-line rent in accordance with GAAP. Any resulting straight-line rent receivable or liability is excluded for purposes of determining our NAV.
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
We will reimburse the Advisor for certain out-of-pocket expenses in connection with our operations. The Advisor has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the earlier of (i) December 31, 2025 or (ii) the month that our aggregate NAV is at least $1.0 billion. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months following such date. After the earlier of (i) December 31, 2025 or (ii) the month that our aggregate NAV is at least $1.0 billion, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. As of June 30, 2024, the Advisor had incurred approximately $7.9 million of organization and offering expenses on our behalf.

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
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ending December 31, 2024. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.
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
As of August 8, 2024, we have received approximately $222.7 million in commitments to purchase Class P shares, including $124.8 million from the Advisor. Through August 8, 2024, we have called an aggregate of $64.3 million pursuant to these commitments. We have approximately $158.4 million in remaining commitments to purchase Class P shares. We are not required to call all or any portion of the capital commitments made by investors prior to March 2025.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

Six Months Ended June 30, 2024
Cash flows provided by operating activities	$1,669
Cash flows used in investing activities	(47,539)
Cash flows provided by financing activities	47,885
Net increase in cash and cash equivalents	$2,015
Cash flows provided by operating activities were approximately $1.7 million for the six months ended June 30, 2024, primarily as a result of income generated on our investments and outstanding cash balances.
Cash flows used in investing activities were $47.5 million for the six months ended June 30, 2024, relating to our investments in real estate and real estate-related securities.
Cash flows provided by financing activities were $47.9 million for the six months ended June 30, 2024, primarily due to $47.4 million of proceeds from the issuance of our Class P shares.
Distributions
We generally intend to distribute substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Each class of common stock receives the same gross distribution per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share.
The following tables details the aggregate distributions declared for each applicable class of common stock:

	Three and Six Months Ended June 30, 2024
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.0435	$—	$0.0435
Class P Common Stock	$0.0435	$—	$0.0435
1.Stockholder servicing fees only apply to Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares are sold. As of June 30, 2023, the Company had not sold any Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares and therefore, had not incurred any stockholder servicing fees.
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
As of June 30, 2024, we did not have any indebtedness or derivative contracts and therefore the risks associated with those instruments.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, we were not involved in any material legal proceedings.
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
As of June 30, 2024, we have issued and sold 9,671 Class I shares in our primary offering for total proceeds of approximately $0.1 million.
As of June 30, 2024, we primarily used the proceeds from our private offering of our Class P shares to acquire $42.3 million in real estate and to invest $4.5 million in real estate-related securities.
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
During the three months ended June 30, 2024, we did not receive any repurchase requests and accordingly, did not repurchase any shares of our common stock pursuant to our share repurchase plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1
Second Articles of Amendment and Restatement of Cohen & Steers Income Opportunities REIT, Inc. (filed as Exhibit 3.1 to the Registrant’s on Post-Effective Amendment No. 3 to its Registration Statement on Form S-11 filed on April 12, 2024 and incorporated by reference herein)

3.2
Second Amended and Restated Bylaws of Cohen & Steers Income Opportunities REIT, Inc. (filed as Exhibit 3.2 to the Registrant’s Post-Effective Amendment No. 3 to its Registration Statement on Form S-11 filed on April 12, 2024 and incorporated by reference herein)

10.1
Purchase and Sale Agreement, dated as of June 12, 2024, between T-C Des Peres Corners LLC and The Phillips Edison Group LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 25, 2024 and incorporated by reference herein)

10.2
Assignment of Purchase and Sale Agreement, dated as of July 25, 2024, by and between The Phillips Edison Group LLC and Des Peres Station LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 25, 2024 and incorporated by reference herein)

31.1
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Changes in Equity (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cohen & Steers Income Opportunities REIT, Inc.

August 8, 2024	By:	/s/ James S. Corl
Date		James S. Corl
Chief Executive Officer & Chief Investment Officer (Principal Executive Officer)

August 8, 2024	By:	/s/ Arjun Mahalingam
Date		Arjun Mahalingam
Chief Financial Officer & Treasurer (Principal Financial Officer and Principal Accounting Officer)