Form 10-Q
period 2024-09-30
Cohen & Steers Income Opportunities REIT, Inc.
filed 2024-11-12
CIK 1939433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 12, 2024, the registrant had the following shares outstanding: 6,391,535 shares of Class P common stock, 78,157 shares of Class I common stock and 19,070 shares of Class F-I common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Balance Sheets
(in thousands - except share and per share data)

	(Unaudited)
	September 30, 2024	December 31, 2023
ASSETS
Investments in real estate, net	$107,272	$—
Investments in real estate-related securities, at fair value	5,422	—
Lease intangible assets, net	17,125	—
Cash and cash equivalents	12,648	200
Restricted cash	1,898	—
Due from affiliate	508	252
Other assets	863	—
Total assets	$145,736	$452
LIABILITIES AND EQUITY
Mortgage notes, net	$65,545	$—
Lease intangible liabilities, net	8,807	—
Due to affiliate	8,124	—
Accounts payable, accrued expenses and other liabilities	3,187	252
Total liabilities	$85,663	$252
Commitments and Contingencies (see Note 14)
Equity
Preferred Stock, $0.01 par value per share, 100,000,000 shares authorized; and none issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$—	$—
Common Stock- Class P shares, $0.01 par value per share, 800,000,000 shares authorized; and 6,378,616 and none shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	64	—
Common Stock- Class T shares, $0.01 par value per share, 80,000,000 shares authorized; and none issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class S shares, $0.01 par value per share, 800,000,000 shares authorized; and none issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class D shares, $0.01 par value per share, 160,000,000 shares authorized; and none issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class I shares, $0.01 par value per share, 600,000,000 shares authorized; and 50,355 and 20,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	—
Common Stock- Class F-T shares, $0.01 par value per share, 20,000,000 shares authorized; and none issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class F-S shares, $0.01 par value per share, 200,000,000 shares authorized; and none issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class F-D shares, $0.01 par value per share, 40,000,000 shares authorized; and none issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class F-I shares, $0.01 par value per share, 100,000,000 shares authorized; and 9,609 and none issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	58,992	369
Accumulated deficit	(2,605)	(169)
Total stockholders' equity	56,452	200
Non-controlling interests	3,621	—
Total equity	60,073	200
Total liabilities and equity	$145,736	$452
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands - except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental revenue	$2,366	$—	$4,788	$—
Total revenues	2,366	—	4,788	—
Expenses
Property operating	775	—	1,652	—
General and administrative	129	51	284	118
Organization expenses	—	—	1,852	—
Performance participation allocation	2	—	4	—
Depreciation and amortization	1,429	—	3,109	—
Total expenses	2,335	51	6,901	118
Other income, net
Realized and unrealized gains from real estate-related securities, net	674	—	989	—
Interest expense	(414)	—	(414)	—
Other income	80	—	187	—
Total other income, net	340	—	762	—
Net income (loss)	$371	$(51)	$(1,351)	$(118)
Net income (loss) attributable to non-controlling interests	(20)	—	36	—
Net income (loss) attributable to common stockholders	$391	$(51)	$(1,387)	$(118)
Net income (loss) per share of common stock - basic	$0.06	$(2.54)	$(0.27)	$(5.92)
Net income (loss) per share of common stock - diluted	$0.06	$(2.54)	$(0.27)	$(5.92)
Weighted-average shares of common stock outstanding
Basic	6,100	20	5,048	20
Diluted	6,103	20	5,048	20
The Company was formed on July 18, 2022 and commenced principal operations on January 11, 2024, and accordingly, there were minimal operations during the three and nine months ended September 30, 2023.
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Par Value
	Common Stock Class I	Common Stock Class F-I	Common Stock Class P	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	$—	$—	$—	$369	$(169)	$200	$—	$200
Common stock issued	1	—	47	47,330	—	47,378	—	47,378
Offering costs	—	—	—	(5,638)	—	(5,638)	—	(5,638)
Amortization of restricted stock grants	—	—	—	34	—	34	—	34
Net loss	—	—	—	—	(1,867)	(1,867)	(1)	(1,868)
Contributions from non-controlling interests	—	—	—	—	—	—	425	425
Distributions to non-controlling interests	—	—	—	—	—	—	(6)	(6)
Balance at March 31, 2024	$1	$—	$47	$42,095	$(2,036)	$40,107	$418	$40,525
Common stock issued	—	—	—	100	—	100	—	100
Distributions declared on common stock	—	—	—	—	(209)	(209)	—	(209)
Offering costs	—	—	—	(406)	—	(406)	—	(406)
Amortization of restricted stock grants	—	—	—	14	—	14	—	14
Net income	—	—	—	—	89	89	57	146
Distributions to non-controlling interests	—	—	—	—	—	—	(12)	(12)
Balance at June 30, 2024	$1	$—	$47	$41,803	$(2,156)	$39,695	$463	$40,158
Common stock issued	—	—	16	16,979	—	16,995	—	16,995
Distributions declared on common stock	—	—	—	—	(840)	(840)	—	(840)
Distribution reinvestments	—	—	1	387	—	388	—	388
Offering costs	—	—	—	(224)	—	(224)	—	(224)
Amortization of restricted stock grants	—	—	—	47	—	47	—	47
Net income (loss)	—	—	—	—	391	391	(20)	371
Contributions from non-controlling interests	—	—	—	—	—	—	3,238	3,238
Distributions to non-controlling interests	—	—	—	—	—	—	(60)	(60)
Balance at September 30, 2024	$1	$—	$64	$58,992	$(2,605)	$56,452	$3,621	$60,073

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(Continued)
(in thousands)

	Par Value
	Common Stock Class I	Common Stock Class P	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2022	$—	$—	$200	$—	$200	$—	$200
Amortization of restricted stock grants	—	—	17	—	17	—	17
Net loss	—	—	—	(17)	(17)	—	(17)
Balance at March 31, 2023	$—	$—	$217	$(17)	$200	$—	$200
Amortization of restricted stock grants	—	—	51	—	51	—	51
Net loss	—	—	—	(51)	(51)	—	(51)
Balance at June 30, 2023	$—	$—	$268	$(68)	$200	$—	$200
Amortization of restricted stock grants	—	—	51	—	51	—	51
Net loss	—	—	—	(51)	(51)	—	(51)
Balance at September 30, 2023	$—	$—	$319	$(119)	$200	$—	$200
The Company was formed on July 18, 2022 and commenced principal operations on January 11, 2024, and accordingly, there were minimal operations during the three and nine months ended September 30, 2023.
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,351)	$(118)
Adjustments to net loss:
Depreciation and amortization	3,109	—
Unrealized gains on changes in fair value of real estate-related securities, net	(422)	—
Realized gains on sale of real estate-related securities, net	(411)	—
Amortization of above and below-market lease intangibles	(476)	—
Straight line rent adjustments	(47)	—
Amortization of deferred financing costs	10	—
Amortization of restricted stock grants	95	118
Changes in assets and liabilities:
Other assets	(702)	—
Due from affiliate	(256)	(366)
Due to affiliate	1,856	—
Accounts payable, accrued expenses and other liabilities	2,412	366
Net cash provided by operating activities	3,817	—
Cash flows from investing activities:
Acquisition of real estate	(117,960)	—
Capital improvements on real estate	(111)	—
Purchases of real estate-related securities	(12,003)	—
Proceeds from sale of real estate-related securities	7,345	—
Net cash used in investing activities	(122,729)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	64,473	—
Contributions from non-controlling interests	3,663	—
Distributions paid on common stock	(380)	—
Distributions to non-controlling interests	(78)	—
Proceeds from subscriptions received in advance	88	—
Proceeds from mortgage notes	66,715	—
Payment of deferred financing costs on mortgage notes	(1,223)	—
Net cash provided by financing activities	133,258	—
Net change in cash, cash equivalents and restricted cash	14,346	—
Cash, cash equivalents and restricted cash, at the beginning of the period	200	200
Cash, cash equivalents and restricted cash, at the end of the period	$14,546	$200

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$12,648	$200
Restricted cash	1,898	—
Total cash and cash equivalents and restricted cash	$14,546	$200
Supplemental disclosure of cash flow information:
Cash paid for interest	$289	$—
Supplemental disclosure of non-cash investing and financing activities:
Accrued offering costs due to affiliate	$6,268	$—
Accrued distributions	$281	$—
Distribution reinvestments	$388	$—
Accrued proceeds from sale of real estate-related securities	$69	$—
The Company was formed on July 18, 2022 and commenced principal operations on January 11, 2024, and accordingly, there were minimal operations during the nine months ended September 30, 2023.
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
The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in its primary offering and up to $600.0 million in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to publicly sell any combination of eight classes of shares of its common stock – Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares, and Class F-I shares, with a dollar value up to the maximum offering amount. As of September 30, 2024, the Company has issued and sold 19,654 shares of our common stock (consisting of 10,045 Class I shares and 9,609 Class F-I shares) for total proceeds of $0.2 million, including shares issued pursuant to our distribution reinvestment plan.
The Company is also conducting a private offering of its Class P shares to Cohen & Steers and its affiliates and certain persons that are accredited investors, as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. In addition to its $0.2 million investment in Class I shares, Cohen & Steers has committed to invest $124.8 million through the Advisor in Class P shares for an aggregate investment of $125.0 million. Cohen & Steers has agreed to hold all of its Class P shares as part of this seed investment for two years from the date of the initial third-party commitment in Class P shares, after which any repurchase requests would be subject to our share repurchase plan. As of September 30, 2024, the Company has received approximately $223.4 million in commitments to purchase Class P shares, including the $124.8 million commitment from the Advisor, and the Company has called $64.3 million of such commitments. The Company is not required to call all or any portion of the capital commitments made by third-party investors prior to March 2025. See Note 15 for more information related to subsequent capital commitments and capital calls in this private offering.
As of September 30, 2024, the Company owned three properties and held a portfolio of real estate-related securities. The Company currently operates in two reportable segments: real estate and real estate-related securities. See Note 12 for additional information.
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
The accompanying consolidated financial statements include the accounts of the Company, the Company’s subsidiaries and joint ventures in which the Company has a controlling interest. For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities and operations of the joint ventures is included in non-controlling interests as equity of the Company. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage. Certain of the joint ventures formed by the Company provide the other partner a promote interest based on certain return hurdles being achieved. Any promote interest due to the other partner is reported with non-controlling interests.
As of September 30, 2024, the Company holds interests in two joint ventures that it consolidates. As of December 31, 2023, the Company did not have any joint ventures.
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
Restricted Cash
Restricted cash primarily consists of amounts in escrow related to real estate taxes, insurance and other lender restrictions in connection with mortgages at the Company’s properties. As of September 30, 2024, the Company held $1.9 million in restricted cash. The Company did not have any restricted cash as of December 31, 2023.

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

Real estate assets will be evaluated for impairment on a quarterly basis. The Company will consider the following factors when performing its impairment analysis: (i) management, having the authority to approve the action, commits to a plan to sell the asset; (ii) significant negative industry and economic outlook or trends; (iii) expected material costs necessary to extend the life or operate the real estate asset; and (iv) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. During the three and nine months ended September 30, 2024 and 2023, the Company did not incur any impairment charges.
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
Deferred Charges
The Company’s deferred charges include financing costs. Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the mortgage notes at the Company’s properties are recorded as an offset to the related liability and are amortized over the term of the applicable financing instrument as interest expense. Deferred leasing costs incurred in connection with leases, consisting primarily of leasing commissions, are recorded as a component of other assets on the Company’s consolidated balance sheets and are amortized over the term of the related lease.
Revenue Recognition
Rental revenue primarily consists of base rent and tenant reimbursement income arising from tenant leases at the Company’s real estate properties. Base rent is recognized on a straight-line basis over the life of the lease, including any rent step ups or abatement provisions. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Certain of the Company’s contracts contain non-lease components (such as common area maintenance, reimbursement of third-party maintenance expenses, real estate taxes and insurance) in addition to lease components (i.e., monthly rental charges). Services related to non-lease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. The Company elected to apply the practical expedient available under Accounting Standards Codification (“ASC”) 842, Leases, for all classes of assets, not to segregate the lease components from the non-lease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and non-lease components are accounted for in accordance with ASC 842 and reported as rental revenues in the Company’s Consolidated Statements of Operations.
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
As of September 30, 2024 and December 31, 2023, the Advisor and its affiliates had incurred organization and offering expenses of approximately $8.1 million and $7.0 million, respectively, on the Company’s behalf. Such costs became the Company’s liability on January 11, 2024, the date that the Company issued Class P shares and commenced principal operations. Organizational expenses are expensed as incurred and offering expenses are charged to stockholders’ equity, as such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Offering and any private placement offering.
Earnings per Share
Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common stock and common stock equivalents outstanding (unless their effect is antidilutive) for the period. For the three months ended September 30, 2024, the Company had 3,398 potentially dilutive securities (restricted independent director grants - see Note 10) that were included in the computation of diluted earnings per share. For the nine months ended September 30, 2024, the Company was in a net loss position and thus, the inclusion of the restricted independent director grants would be anti-dilutive. For the three and nine months ended September 30, 2023, the Company did not have any dilutive securities outstanding that would cause basic earnings per share and diluted earnings per share to differ. All classes of common stock are allocated net income (loss) at the same rate per share and receive the same gross distribution per share.
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
As of September 30, 2024, the Company’s investments in common stock of publicly-listed REITs and real estate-related preferred securities are recorded at fair value based on the closing price as reported by the applicable national securities exchange and have been classified as Level 1.
The Company's investments classified as Level 2 were comprised of real estate-related debt securities. Fair values were generally determined using third-party pricing services. The pricing services may utilize evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information.

The following table details the Company’s assets measured at fair value on a recurring basis ($ in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Common stock of publicly-listed REITs	$2,258	$—	$—	$2,258
Real estate-related preferred securities	205	—	—	205
Real estate-related debt securities	—	2,959	—	2,959
Total	$2,463	$2,959	$—	$5,422
As of December 31, 2023, the Company had not acquired any real estate-related securities.
The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the consolidated balance sheets ($ in thousands):

	September 30, 2024
	Carrying Value	Fair Value
Mortgage notes (1)	$66,715	$67,355
Total	$66,715	$67,355
1.We determined the estimated fair value of our properties’ mortgage notes using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates consider interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. The carrying value of the properties’ mortgage notes disclosed above excludes unamortized deferred financing costs of $1.2 million.
As of December 31, 2023, the Company had no outstanding mortgages.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides for additional disclosures as they relate to a Company’s segments. The standard requires enhanced disclosure of the reportable segments and additional information about a segment’s expenses. The amendments in this ASU are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of this update on its disclosures and will apply the required amendments in its Annual Report on Form 10-K for the year ending December 31, 2024.
Note 3: Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

September 30, 2024
Buildings and improvements	$87,172
Land	20,836
Total	108,008
Accumulated depreciation	(736)
Investment in real estate, net	$107,272
As of December 31, 2023, the Company had not acquired any properties.

The Company acquired the following properties during the nine months ended September 30, 2024 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Property Type	Acquisition Date	Purchase Price(1)
Marketplace at Highland Village	99%	1	Dallas, TX	Community shopping center	January 22, 2024	$42,331
Des Peres Corners	80%	1	St. Louis, MO	Grocery-anchored shopping center	July 25, 2024	38,405
Village on Pooler Parkway	99%	1	Savannah, GA	Community shopping center	September 18, 2024	37,321
		3				$118,057
_________
1.Purchase price is inclusive of acquisition costs and other acquisition-related adjustments.
The following table summarizes the purchase price allocation for the properties acquired during the nine months ended September 30, 2024 ($ in thousands):

Amount
Buildings and improvements	$87,008
Land	20,836
In-place lease intangibles	18,760
Above-market lease intangibles	839
Below-market lease intangibles	(9,386)
Total purchase price	$118,057
The weighted-average amortization periods for lease intangible assets and liabilities acquired in connection with the Company’s acquisitions during the nine months ended September 30, 2024 were as follows:

	In-place lease intangibles	Above-market lease intangibles	Below-market lease intangibles
Weighted-average amortization periods (in years)	4.4	6.0	4.6
Note 4. Investments in Real Estate-Related Securities
As of September 30, 2024, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-listed REITs, real estate-related preferred securities, and real estate-related debt securities. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its consolidated balance sheets.
As of December 31, 2023, the Company had not acquired any real estate-related securities.

The following table summarizes the Company’s investments in real estate-related securities ($ in thousands):

	Equity Securities (1)	Debt Securities (1)	Total
Balance as of December 31, 2023	$—	$—	$—
Additions	5,993	6,010	12,003
Disposals	(4,211)	(3,203)	(7,414)
Unrealized gains (losses) on changes in fair value of real estate-related securities, net	340	82	422
Realized gains on sale of real estate-related securities, net	341	70	411
Balance as of September 30, 2024	$2,463	$2,959	$5,422
_________
1.Equity securities represent common stock of publicly-traded REITs and real estate-related preferred securities. Debt securities represent real estate-related debt securities.
The following table summarizes the components of realized and unrealized gains (losses) from real estate-related securities, net during the three and nine months ended September 30, 2024 ($ in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Unrealized gains, net	$265	$422
Realized gains, net	343	411
Dividend and interest income (1)	66	156
Total	$674	$989
_________
1.Dividend and interest income earned on real estate-related securities are recorded as a component of realized and unrealized gains (losses) from real estate-related securities, net on the Company’s consolidated statements of operations.
Note 5: Intangibles
The Company did not have any intangible assets or liabilities as of December 31, 2023. The lease intangibles are amortized over the remaining lease terms from which they were derived. As a result, the Company’s lease intangibles are being amortized from less than one year to ten years. The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following as of September 30, 2024 ($ in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease intangible assets
In-place lease	$18,760	$(2,371)	$16,389
Above-market lease	839	(103)	736
Total intangible assets	$19,599	$(2,474)	$17,125
Lease intangible liabilities
Below-market lease	(9,386)	579	(8,807)
Total intangible liabilities	$(9,386)	$579	$(8,807)

The estimated future amortization on the Company’s lease intangibles for each of the next five years and thereafter as of September 30, 2024 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Intangibles
2024 (remaining)	$1,310	$44	$(727)
2025	4,706	170	(2,471)
2026	3,860	156	(1,823)
2027	2,966	120	(1,500)
2028	1,968	97	(1,223)
Thereafter	1,579	149	(1,063)
	$16,389	$736	$(8,807)
Note 6: Other Assets and Liabilities
The following table summarizes the components of other assets ($ in thousands):

	September 30, 2024	December 31, 2023
Receivables - property	$577	$—
Receivables - real estate-related securities	109	—
Prepaid expenses	44	—
Straight-line rent receivable	47	—
Other	86	—
Total	$863	$—

The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	September 30, 2024	December 31, 2023
Accounts payable and accrued expenses	$1,278	$252
Distribution payable	281	—
Security deposits - property	299	—
Prepaid rent	136	—
Subscriptions received in advance	88	—
Real estate taxes payable	1,105	—
Total	$3,187	$252

Note 7: Mortgage Notes
The following is a summary of the non-recourse mortgage notes secured by the Company’s properties ($ in thousands):

			Balance as of
Indebtedness	Interest Rate - Fixed	Maturity Date	September 30, 2024	December 31, 2023
Marketplace at Highland Village	6.13%	October 1, 2034	$23,155	$—
Des Peres Corners	6.02%	August 1, 2034	23,160	—
Village on Pooler Parkway	6.14%	October 1, 2034	20,400	—
Total loans secured by real estate			66,715	—
Deferred financing costs, net			(1,170)	—
Mortgage notes, net			$65,545	$—
The following table details the future principal payments due under the mortgage notes as of September 30, 2024 ($ in thousands):

Year	Mortgage Notes
2024 (remaining)	$—
2025	—
2026	—
2027	—
2028	—
Thereafter	66,715
Total future principal payments	$66,715
The Company is subject to various financial and operational covenants under certain of its mortgage notes. The Company was in compliance with all of its loan covenants as of September 30, 2024.
Note 8: Leases
Lessor
Income from fixed lease payments for operating leases are recognized on a straight-line basis over the non-cancelable term of the lease and are considered to be fixed components of the operating leases. The variable components primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs.
Lease income related to operating leases recognized and included in the consolidated statements of operations is as follows ($ in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Lease income — fixed	$1,569	$3,165
Lease income — variable	546	1,147
Total operating lease income (1)	$2,115	4,312
___________
1.The table above does not include above and below-market intangible lease amortization of $0.3 million and $0.5 million for the three and nine months ended September 30, 2024, respectively (see Note 5).
The Company had no leases as of December 31, 2023.

The following table presents the undiscounted future minimum rents the Company expects to receive for its properties as of September 30, 2024 ($ in thousands):

Year	Future Minimum Rents
2024 (remaining)	$2,270
2025	8,802
2026	8,097
2027	7,060
2028	5,561
Thereafter	6,078
Total	$37,868
Note 9: Related Party Transactions
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
Certain affiliates of the Company, including the Advisor, will receive fees and compensation in connection with the ongoing management of the assets of the Company. The Advisor will be paid a management fee equal to 1.25% of NAV per annum, payable monthly on Class T shares, Class S shares, Class D shares, and Class I shares, 1.00% of NAV per annum, payable monthly on Class F-T shares, Class F-S shares, Class F-D shares and Class F-I shares, and 0.90% of NAV per annum, payable monthly, on Class P shares (lower management fees will apply if amounts invested in Class P shares exceed certain thresholds, calculated excluding the amounts invested by Cohen & Steers). The Advisor has agreed to waive its management fee on Class P shares, Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares, and Class F-I shares through January 31, 2025. The management fee will be paid, at the Advisor’s election, in cash, Class P shares or Class I shares or Class P units or Class I units of CNSREIT OP.
Pursuant to an Expense Limitation and Reimbursement Agreement, through December 31, 2025, the Advisor has contractually agreed to waive its fees and/or reimburse expenses on our behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that the Company will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to December 31, 2025 without the consent of the Board, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to the Company’s operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes, and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor). As of December 31, 2023, we had not made any investments; and therefore, our results of operations for the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2024 are not comparable. During the three and nine months ended September 30, 2024, the Company incurred general and administrative expenses (other than stock compensation expense) of approximately $0.5 million and $1.4 million, respectively. Pursuant to the Expense Limitation and Reimbursement Agreement, $0.4 million and $1.2 million of these expenses for the three and nine months ended September 30, 2024 were reimbursable by the Advisor as they were considered Specified Expenses that exceeded 0.50% of net assets (annualized) and are thus not recognized on our consolidated statements of operations. As of September 30, 2024, the Due from affiliate amount of $0.5 million represents amounts yet to be reimbursed by the Advisor to the Company. We recorded stock compensation expense of $47 thousand and $95 thousand during the three and nine months ended September 30, 2024, respectively, which reflects the amortization of the restricted share grants issued to the independent directors.

The Company incurred general and administrative expenses (other than stock compensation expense) of approximately $2.6 million from February 21, 2023 (date our registration statement for the Offering was declared effective by the SEC) through September 30, 2024. Pursuant to the Expense Limitation and Reimbursement Agreement, approximately $2.4 million of these expenses are reimbursable by the Advisor and are thus not reflected as general and administrative expenses in the Company’s consolidated statements of operations since it is not probable (as of September 30, 2024) that the Company’s Specified Expenses will be less than 0.50% of net assets (annualized) within three years after the month in which the Specified Expenses were incurred and deemed reimbursable.
The Special Limited Partner holds a performance participation interest in CNSREIT OP that entitles it to receive an allocation from CNSREIT OP equal to 10% of the annual Total Return, subject to a 6% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as is defined in the prospectus). Such allocation will be measured on a calendar year basis, accrued monthly and paid annually. The performance participation interest will not be paid on the Class P units in the CNSREIT OP. The performance participation interest will be paid, at the Special Limited Partner’s election, in cash or Class I units or any other units of CNSREIT OP. During the three and nine months ended September 30, 2024, the Company accrued $2 thousand and $4 thousand of performance participation allocation, respectively.
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

Due to Affiliate
The following table details the Company’s expenses that are due to its Advisor ($ in thousands):

	September 30, 2024	December 31, 2023 (1)
Organization and offering costs	$8,120	$—
Accrued performance participation allocation	4	—
Total	$8,124	$—
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
As of September 30, 2024 and December 31, 2023, the Advisor and its affiliates had incurred organization and offering expenses of approximately $8.1 million and $7.0 million, respectively, on the Company’s behalf. The Company commenced its operations on January 11, 2024. As such, organizational expenses are expensed as incurred and offering expenses are charged to stockholders’ equity.
Note 10: Share Based Payments
The following table summarizes the grants, vesting and forfeitures of restricted common stock during the nine months ended September 30, 2024:

Restricted Stock	Shares	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2023	20,310	$203
Granted	18,132	187
Vested	(20,310)	(203)
Forfeiture	—	—
Outstanding as of September 30, 2024	18,132	$187
Restricted Stock Grants
On February 27, 2023, the Company granted 6,770 shares of restricted Class I shares to each of its three independent directors in accordance with its independent director compensation policy. The shares vested and became non-forfeitable on the one-year anniversary of the grant date. On June 3, 2024, the Company granted 6,044 shares of restricted Class I shares to each of its three independent directors in accordance with its independent director compensation policy. The shares vest and become non-forfeitable on the one-year anniversary of the grant date. Given the restriction, the shares are not considered issued and outstanding for the purposes of the Company’s financial statements as of September 30, 2024.
We recorded stock compensation expense of $47 thousand and $51 thousand during the three months ended September 30, 2024 and 2023, respectively, and $95 thousand and $119 thousand during the nine months ended September 30, 2024 and 2023, respectively, which reflected the amortization of the restricted share grants issued to the independent directors and was included in the general and administrative expense in the consolidated financial statements.

Note 11: Equity
Authorized Capital
As of September 30, 2024, the Company was authorized to issue up to 2.9 billion shares, consisting of the following (shares in thousands):

Classification	Number of Shares	Par Value ($)
Preferred Stock	100,000	0.01
Class P Shares	800,000	0.01
Class T Shares	80,000	0.01
Class S Shares	800,000	0.01
Class D Shares	160,000	0.01
Class I Shares	600,000	0.01
Class F-T Shares	20,000	0.01
Class F-S Shares	200,000	0.01
Class F-D Shares	40,000	0.01
Class F-I Shares	100,000	0.01
Total	2,900,000
Common Stock
As of September 30, 2024, the Company had 50,355 Class I shares, 9,609 Class F-I shares and 6,378,616 Class P shares outstanding. As of September 30, 2024, the Company had no Class T shares, Class S shares, Class D shares, Class F-T shares, Class F-S shares or Class F-D shares outstanding.
The following table details the movement in the Company’s outstanding shares of common stock (in thousands):

	Class I	Class F-I	Class P	Total
Beginning balance, December 31, 2023	20	—	—	20
Common stock issued	20	—	4,738	4,758
Ending balance, March 31, 2024	40	—	4,738	4,778
Common stock issued	10	—	—	10
Ending balance, June 30, 2024	50	—	4,738	4,788
Common stock issued	—	10	1,605	1,615
Distribution reinvestment	—	—	36	36
Ending balance, September 30, 2024	50	10	6,379	6,439
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders will have the cash distributions attributable to the shares they own reinvested in additional shares; provided, however, that clients of certain participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan and stockholders that are residents of certain states that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to participate in the distribution reinvestment plan. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price at the time the distribution is payable (which will generally be equal to the Company’s prior month’s NAV per share). Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares, Class D shares, Class F-T shares, Class F-S shares and Class F-D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. Shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as shares purchased in the Offering.

Distributions
The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Each class of common stock receives the same gross distribution rate per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.
The following table presents the aggregate distributions per share declared for each applicable class of common stock:

	Three Months Ended September 30, 2024
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.1305	$—	$0.1305
Class F-I Common Stock	$0.0870	$—	$0.0870
Class P Common Stock	$0.1305	$—	$0.1305

	Nine Months Ended September 30, 2024
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.1740	$—	$0.1740
Class F-I Common Stock	$0.0870	$—	$0.0870
Class P Common Stock	$0.1740	$—	$0.1740

1.Stockholder servicing fees only apply to Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares are sold. As of September 30, 2023, the Company had not sold any Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares and therefore, had not incurred any stockholder servicing fees.
The Company did not declare any distributions for the three and nine months ended September 30, 2023.
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
During the three and nine months ended September 30, 2024, we did not receive any repurchase requests and accordingly, did not repurchase any shares of our common stock pursuant to our share repurchase plan.
Class P Shares
Requests for repurchases of Class P shares, including Class P shares held by Cohen & Steers and its affiliates, may only be made following the two-year anniversary of the initial commitment in the private offering. Following such holding period, stockholders may request on a monthly basis that we repurchase all or any portion of their shares pursuant to our share repurchase plan as described above.
Note 12: Segment Reporting
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
The following table sets forth the total assets by segment as of September 30, 2024 ($ in thousands):

Segment	September 30, 2024
Real estate	$132,506
Real estate-related securities	5,650
Other (corporate)	7,580
Total assets	$145,736

The following table provides the total financial results by segment for the three months ended September 30, 2024 ($ in thousands):

	Three Months Ended September 30, 2024
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$2,366	$—	$2,366
Total revenues	2,366	—	2,366
Expenses
Property operating	775	—	775
Total segment expenses	775	—	775
Realized and unrealized gains from real estate-related securities, net	—	674	674
Other income	26	1	27
Segment net operating income	$1,617	$675	$2,292
Depreciation and amortization	$(1,429)	$—	$(1,429)
Other income			53
General and administrative			(129)
Interest expense			(414)
Performance participation allocation			(2)
Net income			$371
Net loss attributable to non-controlling interests			(20)
Net income attributable to common stockholders			$391
The following table provides the total financial results by segment for the nine months ended September 30, 2024 ($ in thousands):

	Nine Months Ended September 30, 2024
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$4,788	$—	$4,788
Total revenues	4,788	—	4,788
Expenses
Property operating	1,652	—	1,652
Total segment expenses	1,652	—	1,652
Realized and unrealized gains from real estate-related securities, net	—	989	989
Other income	49	6	55
Segment net operating income	$3,185	$995	$4,180
Depreciation and amortization	$(3,109)	$—	$(3,109)
Other income			132
General and administrative			(284)
Interest expense			(414)
Performance participation allocation			(4)
Organization expenses			(1,852)
Net loss			$(1,351)
Net income attributable to non-controlling interests			36
Net loss attributable to common stockholders			$(1,387)

For the three and nine months ended September 30, 2023, the Company had no investments and therefore, operated in one reportable segment.
Note 13: Economic Dependency
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
Note 14: Commitments and Contingencies
The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it. There are currently no such matters pending that the Company believes could have a material impact on its consolidated results of operations, cash flows or financial position.
Note 15: Subsequent Events
The Company evaluated subsequent events through the issuance date of the financial statements, and determined that except as otherwise disclosed below, there were no additional material subsequent events requiring disclosure.
Fundraising
In October 2024, the Company received approximately $0.2 million in commitments to purchase Class P shares, bringing the total commitments to purchase Class P shares to approximately $223.6 million. Through November 12, 2024, we have called an aggregate of $134.2 million pursuant to these commitments. We have approximately $89.4 million in remaining commitments to purchase Class P shares. We are not required to call all or any portion of the capital commitments made by investors prior to March 2025.
As part of the public offering, subsequent to September 30, 2024, and through November 12, 2024, the Company has issued and sold 18,829 shares of our common stock (consisting of 9,368 Class I shares and 9,461 Class F-I shares) for total proceeds of $0.2 million, including shares issued pursuant to our distribution reinvestment plan.
Purchase Agreement
In October 2024, the Company (through its joint venture with The Sterling Organization, LLC) entered into a purchase agreement to acquire the Bridgepointe Shopping Center in San Mateo, California for $127.0 million, subject to closing costs, customary prorations and escrow arrangements. In connection with the purchase agreement, the Company made a $2.5 million non-refundable deposit. The acquisition is expected to close in the fourth quarter of 2024 but is subject to certain conditions to closing, including, but not limited to, the seller’s satisfaction of various closing conditions contained in the related purchase agreement and the delivery of the required documents at closing. The Company expects to fund the acquisition of the property using proceeds from its private offering, public offering and third-party mortgage financing. There is no assurance that the Company will secure such third-party mortgage financing and/or close the acquisition of the property on the terms described above or at all.

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
Available Information
Stockholders may obtain copies of our filings with the SEC free of charge from the SEC’s website maintained at www.sec.gov. We also use our website (www.cnsreit.com) as a channel of distribution of our information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel in addition to following our press releases and SEC filings. The information we will include on our website is not a part of, nor is it incorporated by reference into, this report.
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
Q3 Highlights
Capital Raising and Distributions
•We have raised net proceeds of $0.1 million from our public offering during the three months ended September 30, 2024.
•We received additional commitments of $2.2 million for our private placement offering during the three months ended September 30, 2024.
•We declared monthly distributions totaling $0.8 million during the three months ended September 30, 2024.
•On July 18, 2024, pursuant to existing commitments to purchase Class P shares, we issued 1.6 million Class P shares at a price of $10.53 per share to accredited investors and the Advisor, in a private placement for an aggregate purchase price of $16.9 million. Approximately 50% of such shares were issued to the Advisor as part of the Advisor’s commitment to invest an aggregate of $125.0 million in the Company’s shares of common stock.
Financing
•On September 5, 2024, we obtained a $23.2 million loan financing, secured by the Marketplace at Highland Village, which was acquired in January 2024. The loan has a fixed interest rate of 6.13% and is interest-only with a 10-year term. The proceeds were used to fund the acquisition of the Village on Pooler Parkway, described below.
Investments
•On July 24, 2024, we entered into a programmatic joint venture with Phillips Edison & Company (“PECO”), an unaffiliated third party. We and PECO own 80% and 20% of the joint venture, respectively. On July 25, 2024, the joint venture completed the purchase of Des Peres Corners, a grocery-anchored shopping center in Des Peres, Missouri, from an unaffiliated third party for $38.4 million. The acquisition was partially financed by a $23.2 million 10-year fixed-rate loan. The loan has a fixed interest rate of 6.02% and is interest-only throughout the term.
•On September 18, 2024, the programmatic joint venture between us and The Sterling Organization, LLC completed the purchase of a community shopping center in Savannah, Georgia, commonly known as Village on Pooler Parkway. Through its ownership interest in the joint venture, we indirectly own a 99% interest in the property. The total purchase price was $37.3 million. We partially financed the acquisition with a $20.4 million 10-year fixed-rate loan. The loan has a fixed interest rate of 6.14% and is interest-only throughout the term.

Portfolio
Investments in Real Estate
The following table provides information regarding our real estate properties as of September 30, 2024:

Investment	Ownership Interest	Number of Properties	Location	Property Type	Acquisition Date	Sq. Feet (in thousands)	Occupancy
Marketplace at Highland Village	99%	1	Dallas, TX	Community shopping center	January 22, 2024	203	94%
Des Peres Corners	80%	1	St. Louis, MO	Grocery-anchored shopping center	July 25, 2024	121	90%
Village on Pooler Parkway	99%	1	Savannah, GA	Community shopping center	September 18, 2024	142	100%
		3				466

The following table details the expiring leases at our real estate properties by annualized base rent as of September 30, 2024 ($ in thousands):

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of total Annualized Base Rent Expiring
2024 (remaining)	1	$50	1%
2025	6	592	7%
2026	8	607	7%
2027	6	1,750	21%
2028	8	931	11%
2029	19	3,608	43%
2030	2	288	3%
2031	3	187	2%
2032	2	103	1%
2033	3	185	2%
Thereafter	4	204	2%
Total	62	$8,505	100%
___________
1.Annualized base rent (“ABR”) represents the annualized monthly contractual base rent for our properties as of September 30, 2024. ABR is presented on a pro-rata ownership basis.
Investments in Real Estate-Related Securities
The following table details our investments in real estate-related securities as of September 30, 2024 ($ in thousands):

	September 30, 2024
Type of Real Estate-Related Securities	Cost Basis	Fair Value
Common stock of publicly-listed REITs	$1,939	$2,258
Real estate-related debt securities	2,876	2,959
Real estate-related preferred securities	185	205
Total Investments in real estate-related securities	$5,000	$5,422

Results of Operations
We were formed on July 18, 2022, and commenced principal operations on January 11, 2024, the date on which we issued 4.7 million Class P shares for an aggregate purchase price of $47.4 million in our private placement offering. Therefore, there were minimal operations in the period for the three and nine months ended September 30, 2023. As of December 31, 2023, we had not made any investments. Due to our investments in real estate and real estate-related securities during the three and nine months ended September 30, 2024, our results of operations for the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2024 are not comparable. Accordingly, no comparative amounts for the three and nine months ended September 30, 2023 are discussed.
The following table sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental revenue	$2,366	$—	$4,788	$—
Total revenues	$2,366	$—	$4,788	$—
Expenses
Property operating	$775	$—	$1,652	$—
General and administrative	129	51	284	118
Organization expenses	—	—	1,852	—
Performance participation allocation	2	—	4	—
Depreciation and amortization	1,429	—	3,109	—
Total expenses	$2,335	$51	$6,901	$118
Other income, net
Realized and unrealized gains from real estate-related securities, net	$674	$—	$989	$—
Interest expense	(414)	—	(414)	—
Other income	80	—	187	—
Total other income, net	$340	$—	$762	$—
Net income (loss)	$371	$(51)	$(1,351)	$(118)
Net income (loss) attributable to non-controlling interests	$(20)	$—	$36	$—
Net income (loss) attributable to common stockholders	$391	$(51)	$(1,387)	$(118)
Net income (loss) per share of common stock - basic	$0.06	$(2.54)	$(0.27)	$(5.92)
Net income (loss) per share of common stock - diluted	$0.06	$(2.54)	$(0.27)	$(5.92)
Weighted-average shares of common stock outstanding
Basic	6,100	20	5,048	20
Diluted	6,103	20	5,048	20
Rental Revenue, Property Operating Expenses, Depreciation and Amortization
During the three and nine months ended September 30, 2024, rental revenues, property operating expenses, and depreciation and amortization were recognized as a result of our acquisitions of properties during these periods.

General and Administrative Expenses
During the three and nine months ended September 30, 2024, we incurred general and administrative expenses (other than stock compensation expense) of approximately $0.5 million and $1.4 million, respectively. Pursuant to the Expense Limitation and Reimbursement Agreement, $0.4 million and $1.2 million of these expenses for the three and nine months ended September 30, 2024 were reimbursable by the Advisor as they were considered Specified Expenses that exceeded 0.50% of net assets (annualized) and are thus not recognized on our consolidated statements of operations. As of September 30, 2024, the Due from affiliate amount of $0.5 million represents amounts yet to be reimbursed by the Advisor to us. We recorded stock compensation expense of $47 thousand and $95 thousand during the three and nine months ended September 30, 2024, respectively, which reflects the amortization of the restricted share grants issued to the independent directors.
We incurred general and administrative expenses (other than stock compensation expense) of approximately $2.6 million from February 21, 2023 (date our registration statement for the Offering was declared effective by the SEC) through September 30, 2024. Pursuant to the Expense Limitation and Reimbursement Agreement, approximately $2.4 million of these expenses are reimbursable by the Advisor and are thus not reflected as general and administrative expenses in our consolidated statements of operations since it is not probable (as of September 30, 2024) that our Specified Expenses will be less than 0.50% of net assets (annualized) within three years after the month in which the Specified Expenses were incurred.
Other Income
During the three and nine months ended September 30, 2024, we recognized $0.3 million and $0.8 million of other income, which primarily consisted of realized and unrealized gains (losses), net from real estate-related securities, interest and dividend income from investments in real estate-related securities, and interest earned on our cash balances.
Net income (loss) attributable to non-controlling interests
During the three and nine months ended September 30, 2024, respectively, we recognized a net loss of $20 thousand and net income of $36 thousand attributable to non-controlling interests. This was primarily attributable to the accrual of a joint venture partner's promote interest and was offset by the proportionate net loss pickup of the non-controlling ownership interests held by our joint venture partners.
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
We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of deferred financing costs (iii) unrealized gains or losses from changes in the fair value of real estate-related securities, (iv) organization costs, (v) amortization of restricted stock awards, (vi) amortization of above and below-market lease intangibles, and (vii) amounts attributable to non-controlling interests related to adjustments.

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
The following table presents a reconciliation of net income (loss) attributable to common stockholders under GAAP to FFO, AFFO and FAD ($ in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Net income (loss) attributable to common stockholders	$391	$(1,387)
Adjustments to arrive at FFO:
Depreciation and amortization	1,429	3,109
Amount attributable to non-controlling interests for above adjustments	(91)	(107)
FFO attributable to common stockholders	$1,729	$1,615
Adjustments to arrive at AFFO:
Straight-line rental income	(22)	(47)
Amortization of deferred financing costs	10	10
Unrealized gains from real estate-related securities, net	(265)	(422)
Organization expenses	—	1,852
Amortization of restricted stock grants	47	95
Amortization of above and below-market lease intangibles	(251)	(476)
Amount attributable to non-controlling interests for above adjustments	13	15
AFFO attributable to common stockholders	$1,261	$2,642
Adjustments to arrive at FAD:
Recurring tenant improvements and leasing commissions (1)	(6)	(129)
Amount attributable to non-controlling interests for above adjustments	1	2
FAD attributable to common stockholders	$1,256	$2,515
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
The following table provides a breakdown of the major components of our total NAV as of September 30, 2024 ($ and shares in thousands):

Components of NAV	September 30, 2024
Investment in real estate	$121,070
Investment in real estate-related securities	5,422
Cash and cash equivalents	12,648
Restricted cash	1,898
Other assets	1,304
Dividends payable	(280)
Other liabilities	(2,907)
Mortgage notes, net of deferred financing costs	(66,185)
Accrued performance participation allocation	(4)
Non-controlling interests in joint ventures	(3,661)
Net asset value	$69,305
Number of outstanding shares of common stock	6,439
The following table provides a breakdown of our total NAV and NAV per share of common stock by class as of September 30, 2024 ($ and shares in thousands, except per share data):

NAV Per Share	Class I	Class F-I	Class P	Total
Net asset value	$536	$102	$68,667	$69,305
Number of outstanding shares	50	10	6,379	6,439
NAV Per Share as of September 30, 2024	$10.65	$10.61	$10.77
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2024 valuation of our investments in real estate:

Property Type	Discount Rate	Exit Capitalization Rate
Community shopping center	9.75%	8.50%
These assumptions are determined by our independent valuation advisor and reviewed by the Advisor. A change in these assumptions would impact the calculation of the value of our investments in real estate. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investments in real estate value:

Input	Hypothetical Change	Investments in Real Estate Value
Discount Rate	0.25% decrease	1.77%
	0.25% increase	(1.55)%
Exit Capitalization Rate	0.25% decrease	1.55%
	0.25% increase	(1.32)%

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	September 30, 2024
Stockholders’ equity under GAAP	$56,452
Adjustments:
Advanced organization and offering costs (1)	8,120
Unrealized real estate and mortgage note appreciation, net (2)	2,290
Accumulated depreciation and amortization (3)	2,490
Straight-line rent adjustment (4)	(47)
NAV	$69,305
The following details the adjustments to reconcile GAAP stockholders’ equity to our NAV:
1.The Advisor has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting, and other expenses attributable to our organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the earlier of (i) December 31, 2025 or (ii) the month that our aggregate NAV is at least $1.0 billion. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months following such date. After the earlier of (i) December 31, 2025 or (ii) the month that our aggregate NAV is at least $1.0 billion, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction of NAV as they are reimbursed to the Advisor.
2.Our investments in real estate are presented at historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes are presented at their carrying value in our GAAP consolidated financial statements. As such, any changes in the fair market values of our investments in real estate and our mortgage notes are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our mortgage note liabilities are recorded at fair value.
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
We will reimburse the Advisor for certain out-of-pocket expenses in connection with our operations. The Advisor has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting, and other expenses attributable to our organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the earlier of (i) December 31, 2025 or (ii) the month that our aggregate NAV is at least $1.0 billion. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months following such date. After the earlier of (i) December 31, 2025 or (ii) the month that our aggregate NAV is at least $1.0 billion, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. As of September 30, 2024, the Advisor had incurred approximately $8.1 million of organization and offering expenses on our behalf.

Pursuant to an Expense Limitation and Reimbursement Agreement, the Advisor has contractually agreed to waive its fees and/or reimburse expenses on our behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). We agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that the we will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to December 31, 2025, without the consent of our Board, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to the our operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by us), (vii) taxes and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor). This agreement is intended to limit our Specified Expenses through December 31, 2025, providing us with additional cash resources that can otherwise be used for other activities.
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
As of November 12, 2024, the Company received approximately $223.6 million in commitments to purchase Class P shares, including $124.8 million from the Advisor. Through November 12, 2024, we have called an aggregate of $134.2 million pursuant to these commitments. We have approximately $89.4 million in remaining commitments to purchase Class P shares. We are not required to call all or any portion of the capital commitments made by investors prior to March 2025.

The following table is a summary of the fixed-rate mortgage note indebtedness of the Company’s properties as of September 30, 2024 and December 31, 2023 ($ in thousands):

			Balance as of
Indebtedness	Interest Rate - Fixed	Maturity Date	September 30, 2024	December 31, 2023
Marketplace at Highland Village	6.13%	October 1, 2034	$23,155	$—
Des Peres Corners	6.02%	August 1, 2034	23,160	—
Village on Pooler Parkway	6.14%	October 1, 2034	20,400	—
Total loans secured by real estate			66,715	—
Deferred financing costs, net			(1,170)	—
Mortgage notes, net			$65,545	$—
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

Nine Months Ended September 30, 2024
Cash flows provided by operating activities	$3,817
Cash flows used in investing activities	(122,729)
Cash flows provided by financing activities	133,258
Net increase in cash and cash equivalents	$14,346
Cash flows provided by operating activities were approximately $3.8 million for the nine months ended September 30, 2024, primarily as a result of income generated from our investments in real estate and real estate-related securities.
Cash flows used in investing activities were $122.7 million for the nine months ended September 30, 2024, primarily due to our acquisitions of real estate and purchases of real estate-related securities.
Cash flows provided by financing activities were $133.3 million for the nine months ended September 30, 2024, primarily due to $64.5 million of proceeds from the issuance of common stock and $66.7 million of proceeds from property level financing, net of $1.2 million of deferred financing costs.
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

The following tables details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended September 30, 2024
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.1305	$—	$0.1305
Class F-I Common Stock	0.0870	—	0.0870
Class P Common Stock	0.1305	—	0.1305

	Nine Months Ended September 30, 2024
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.1740	$—	$0.1740
Class F-I Common Stock	0.0870	—	0.0870
Class P Common Stock	0.1740	—	0.1740
1.Stockholder servicing fees only apply to Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares are sold. As of September 30, 2024, we had not sold any Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares and therefore, had not incurred any stockholder servicing fees.
The following tables summarize our distributions declared and paid on our shares of common stock ($ in thousands):

	Three Months Ended September 30, 2024
	Amount	Percentage
Distributions
Paid in cash	$380	49%
Reinvested in shares	388	51%
Total distributions	$768	100%
Source of Distributions
Cash flows from operating activities	$768	100%
Total sources of distributions	$768	100%
AFFO	$1,261
FAD	$1,256

	Nine Months Ended September 30, 2024
	Amount	Percentage
Distributions
Paid in cash	$380	49%
Reinvested in shares	388	51%
Total distributions	$768	100%
Source of Distributions
Cash flows from operating activities(1)	$768	100%
Total sources of distributions	$768	100%
AFFO	$2,642
FAD	$2,515
1.     During the three and nine months ended September 30, 2024, we received cash flows from operating activities in the amounts of $2.1 million and $3.8 million, respectively.

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
As of September 30, 2024, we did not have any derivative contracts and therefore, the risks associated with those instruments.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our CEO and CFO. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (i) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not involved in any material legal proceedings.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered sales of equity securities
All sales of unregistered securities during the three months ended September 30, 2024 were previously disclosed.
Use of Proceeds
On February 21, 2023, our Registration Statement on Form S-11 (File No. 333-269416) for the Offering was declared effective under the Securities Act. The transaction price for each class of our common stock is determined monthly and is made available on our website, www.cnsreit.com, and in prospectus supplement filings.
As of September 30, 2024, we have issued and sold 19,654 shares of our common stock as part of the primary offering (consisting 10,045 Class I shares and 9,609 Class F-I shares) for total proceeds of approximately $0.2 million.
As of September 30, 2024, we primarily used the proceeds from our public offering and the unregistered sales of our Class P shares to acquire $118.1 million in real estate and to invest $5.4 million in real estate-related securities.
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
During the three months ended September 30, 2024, we did not receive any repurchase requests and accordingly, did not repurchase any shares of our common stock pursuant to our share repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1
Second Articles of Amendment and Restatement of Cohen & Steers Income Opportunities REIT, Inc. (filed as Exhibit 3.1 to the Registrant’s on Post-Effective Amendment No. 3 to its Registration Statement on Form S-11 filed on April 12, 2024 and incorporated by reference herein)

3.2
Second Amended and Restated Bylaws of Cohen & Steers Income Opportunities REIT, Inc. (filed as Exhibit 3.2 to the Registrant’s Post-Effective Amendment No. 3 to its Registration Statement on Form S-11 filed on April 12, 2024 and incorporated by reference herein)

10.1
Purchase and Sale Agreement, dated as of June 12, 2024, between T-C Des Peres Corners LLC and The Phillips Edison Group LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 25, 2024 and incorporated by reference herein)

10.2
Assignment of Purchase and Sale Agreement, dated as of July 25, 2024, by and between The Phillips Edison Group LLC and Des Peres Station LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 25, 2024 and incorporated by reference herein)

10.3
Purchase and Sale Agreement, dated as of July 12, 2024, between West Plaza RE Holdings, LLC and Core Power Acquisitions, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2024 and incorporated by reference herein)

10.4
Assignment and Assumption of Purchase and Sale Agreement, dated as of September 6, 2024, by and between Core Power Acquisitions, LLC and Core Power Pooler, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 19, 2024 and incorporated by reference herein)

31.1
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Changes in Equity (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cohen & Steers Income Opportunities REIT, Inc.

November 12, 2024	By:	/s/ James S. Corl
Date		James S. Corl
Chief Executive Officer & Chief Investment Officer (Principal Executive Officer)

November 12, 2024	By:	/s/ Arjun Mahalingam
Date		Arjun Mahalingam
Chief Financial Officer & Treasurer (Principal Financial Officer and Principal Accounting Officer)