Form 10-K
period 2024-12-31
Cohen & Steers Income Opportunities REIT, Inc.
filed 2025-03-13
CIK 1939433

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
As of March 13, 2025, the registrant had the following shares outstanding: 16,399,096 shares of Class P common stock, 79,918 shares of Class I common stock and 84,297 shares of Class F-I common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of Cohen & Steers Income Opportunities REIT, Inc. (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than April 30, 2025 for the 2025 annual meeting of stockholders scheduled to be held on June 26, 2025 are incorporated by reference into Part III of this Form 10-K.

Table of Contents

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
•Stockholders will not have the opportunity to evaluate our investments before we make them.
•There are limits on the ownership and transferability of our shares.
•Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our sole discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors (our “Board”) may make exceptions to, modify or suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders, such as when repurchase requests would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of repurchasing our shares. Our Board cannot terminate our share repurchase plan absent a liquidity event that results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
•We are a perpetual-life real estate investment trust (“REIT”). While we may consider a liquidity event at any time in the future, we are not obligated by our charter or otherwise to effect a liquidity event at any time.
•We cannot guarantee that we will make distributions, and, if we do, we may fund such distributions from sources other than cash flow from operations, including the sale of our assets, borrowings, return of capital or offering proceeds, and distributions may also be funded at least in part, indirectly, due to expenses paid on our behalf by Cohen & Steers Capital Management, Inc., a New York corporation (the “Advisor”), that may be subject to reimbursement to the Advisor, and other temporary waivers or expense reimbursements to the Advisor or its affiliates, that may be subject to reimbursement to the Advisor or its affiliates. We have no limits on the amounts we may pay from such sources.
•The purchase and repurchase price for shares of our common stock will generally be based on our prior month’s net asset value (“NAV”) and will not be based on any public trading market. The valuation of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.
•We have no employees and depend on the Advisor to conduct our operations. The Advisor will face conflicts of interest as a result of, among other things, the allocation and, in the case of listed securities, aggregation of investment opportunities among us and Other Cohen & Steers Accounts (as defined herein), the allocation of time of its investment professionals and the fees that we will pay to the Advisor.
•Principal and interest payments on any borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets.
•If we are not able to raise a substantial amount of capital, our ability to achieve our investment objectives could be adversely affected.

•We intend to qualify as a REIT for U.S. federal income tax purposes. However, if we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.
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
•Investing in commercial and other private real estate assets involves certain risks, including: tenants’ inability to pay rent; increases in interest rates and lack of availability of financing; tenant turnover and vacancies; and changes in supply of or demand for similar properties in a given market.
•Substantial risks are involved in investing in real estate and real estate-related securities more generally. An unstable geopolitical climate could have a material adverse effect on general economic conditions, market conditions and liquidity. Additionally, a serious pandemic or natural disaster could severely disrupt global, national and regional economies. Epidemic outbreaks could result in health or other government authorities requiring the closure of businesses, including office buildings, retail stores and other commercial venues and could also result in a general economic decline.
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

Part I
Item 1. Business
References herein to “Cohen & Steers Income Opportunities REIT, Inc.,” the “Company,” “we,” “us,” or “our” refer to Cohen & Steers Income Opportunities REIT, Inc., a Maryland corporation, together with its consolidated subsidiaries, including Cohen & Steers Income Opportunities REIT Operating Partnership, L.P. (“CNSREIT OP” or the “Operating Partnership”), a Delaware limited partnership of which we are the general partner, unless the context requires otherwise.
General Description of Business and Operations
We are a Maryland corporation formed on July 18, 2022. We were formed primarily to acquire high-quality, stabilized real estate assets primarily within the United States (“U.S.”). We also invest, to a lesser extent, in real estate equity (including listed REITs), preferred equity and debt instruments.
The Company is the sole general partner of CNSREIT OP. Cohen & Steers Income Opportunities REIT Special Limited Partner, LLC, an affiliate of Cohen & Steers, Inc., a Delaware corporation (the “Sponsor” and, together with its subsidiaries, “Cohen & Steers”), was formed on July 22, 2022, as a Delaware limited liability company (the “Special Limited Partner”), and owns a special limited partner interest in CNSREIT OP. Substantially all of the Company’s business is conducted through CNSREIT OP. The Company and CNSREIT OP are externally managed by the Advisor, a subsidiary of Cohen & Steers, Inc., a Delaware corporation (the “Sponsor” and, together with its subsidiaries, “Cohen & Steers”).
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
We have registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering and up to $0.6 billion in shares pursuant to the distribution reinvestment plan (the “Offering”). The Registration Statement on Form S-11 related to the Offering was declared effective by the SEC on February 21, 2023. We are selling any combination of eight classes of shares of our common stock: Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares, and Class F-I shares, with a dollar value up to the maximum offering amount. Class F-T shares, Class F-S shares, Class F-D shares, and Class F-I shares (collectively, the “founder shares”) will be offered to all investors in the Offering until September 2025, subject to the minimum investment requirement for each founder shares class. Thereafter, the founder shares will be offered only to investors that held, or clients of a financial intermediary that in the aggregate held, at least $150 million in founder shares as of such time, unless such minimum founder shares holding requirement is waived by the dealer manager, Cohen & Steers Securities, LLC (the “Dealer Manager”).
The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Offering varies and generally equals our prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. As of December 31, 2024, we have issued and sold 42,029 shares of our common stock (consisting of 19,830 Class I shares and 22,199 Class F-I shares) for total proceeds of $0.4 million and 961 shares of our common stock (consisting of Class I shares and Class F-I shares) pursuant to our distribution reinvestment plan for a total value of $0.01 million. Subsequent to December 31, 2024, we issued and sold an additional 61,733 Class F-I shares of our common stock for total proceeds of $0.7 million and 601 shares of our common stock (consisting of 431 Class I shares and 170 Class F-I shares) pursuant to our distribution reinvestment plan for a total value of $0.01 million. We intend to continue selling shares in the Offering on a monthly basis.

We are also conducting a private offering of our Class P shares to Cohen & Steers and its affiliates and certain persons that are accredited investors, as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. The Class P shares are not subject to upfront selling commissions, dealer manager fees, stockholder servicing fees or performance participation. Class P shares sold in the Company’s private offering are not being offered to the public. Cohen & Steers has committed to invest an aggregate of $125.0 million through the Advisor in Class P shares and Class I shares. Cohen & Steers has agreed to hold all of the Class P shares it owns as part of its seed investment for two years from the date of the initial third-party commitment in Class P shares, after which any repurchase requests would be subject to our share repurchase plan. The Company has received approximately $224.0 million in commitments to purchase Class P shares, including $124.8 million from the Advisor. As of March 13, 2025, the Company has called $174.3 million in commitments to purchase Class P shares. All outstanding third party Class P commitments have been called. Approximately $49.7 million of the Advisor’s $124.8 million commitment to purchase Class P Shares remains outstanding, which the Company may call at any time.
We plan to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2024. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute our net taxable income to stockholders and maintain our intended qualification as a REIT. We also operate our business in a manner intended to allow us to remain excluded from registration as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
Investment Objectives
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
We cannot assure you that we will achieve our investment objectives. In particular, we note that our NAV may be subject to volatility related to changes in the values of our assets. See Item 1A. — “Risk Factors.”
Investment Strategy
Our investment strategy is primarily to acquire high-quality, stabilized real estate assets across asset classes primarily within the U.S. We also invest, to a lesser extent, in real estate equity (including listed REITs), preferred equity and debt instruments to provide current income, additional appreciation potential and a source of liquidity for our share repurchase plan, cash management and other purposes.
The Advisor targets real estate assets with strong fundamentals, stable income and the potential for attractive long-term cash flow growth. The investment team employs a top-down thematic approach, to identify cyclical and secular trends in sectors and geographies, and pair that with a granular, bottom-up review of middle-market opportunities, alongside select, specialized real estate operators.
We apply a value-oriented, flexible investment approach to create a diversified, high-quality portfolio that aims to generate durable income and attractive total return. Investments may initially include community shopping centers, retail and grocery shopping centers anchored by necessity-driven retailers, medical office properties, Sunbelt office properties, multifamily apartments and leisure and select service hotels, as well as properties in other sectors that become attractive over time. We do not designate specific geography or sector allocations for the portfolio; rather we intend to invest in regions or asset classes where we see the best opportunities that support our investment objectives. Our strategy seeks to capitalize on market opportunities driven by cyclical and secular shifts in real estate usage and identify undervalued assets across all property types, sectors and geographies.
Our real estate-related securities strategy focuses on generating current income, providing diversification to our private real estate holdings and contributing to our overall net returns. In certain circumstances, we will utilize our real estate-related securities strategy when the listed real estate markets provide the most compelling investment opportunities. In addition, our real estate-related securities may provide an additional source of liquidity.

In addition to listed real estate common equity, preferred equity and corporate debt instruments, we may also invest in private REITs, and other real estate-related companies, with the potential to access non-core market sectors that we believe are complementary to our private core-yield investments. We may invest in loans, including commercial mortgage loans, bank loans, mezzanine loans, other interests relating to real estate and debt of companies in the business of owning or operating real estate-related businesses. We may also invest in real estate-related derivatives, including total return swaps and credit default swaps that have real estate debt as reference assets.
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
Subject to limitations in our charter, we expect to enter into additional joint ventures, partnerships, tenant-in-common investments or other co-ownership arrangements with third parties as well as entities affiliated with the Advisor for the acquisition or improvement of properties.
Borrowing Policies
We use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio after our ramp-up period is approximately 50% to 65% of our gross real estate assets (measured using the greater of fair value and purchase price), including property-level and entity-level debt, but excluding debt incurred or guaranteed by issuers of our listed securities. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, will not be included as part of the calculation above. Furthermore, the refinancing of any amount of existing indebtedness will not be deemed to constitute incurrence of new indebtedness so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing). Our real estate-related securities portfolio may have embedded leverage, including through the use of reverse repurchase agreements and derivatives, including total return swaps, securities lending arrangements and credit default swaps.
During our ramp-up period, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or our Operating Partnership. In an effort to provide for a ready source of liquidity to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flows and net proceeds from offerings of our shares, we may decide to seek to obtain a line of credit under which we would reserve borrowing capacity. If we decide to obtain a line of credit and are able to do so, borrowings under the line may be used not only to repurchase shares, but also to fund acquisitions or for any other corporate purpose.
Our actual leverage level will be affected by a number of factors, some of which are outside our control. Significant inflows of proceeds from the sale of shares of our common stock generally will cause our leverage as a percentage of our net assets, or our leverage ratio, to decrease, at least temporarily. Significant outflows of equity as a result of repurchases of shares of our common stock generally will cause our leverage ratio to increase, at least temporarily. Our leverage ratio will also increase or decrease with decreases or increases, respectively, in the value of our portfolio. If we borrow under a line of credit to fund repurchases of shares of our common stock or for other purposes, our leverage would increase and may exceed our target leverage. In such cases, our leverage may remain at the higher level until we receive additional net proceeds from offerings of our shares or sell some of our assets to repay outstanding indebtedness.

Our Board (or a committee thereof) reviews our aggregate borrowings at least quarterly. In connection with such review, our Board (or such committee) may determine to modify our target leverage ratio in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our properties, general conditions in the market for debt and equity securities, growth and investment opportunities or other factors. We may exceed our targeted leverage ratio at times if the Advisor deems it advisable for us. For example, if we obtain a line of credit to fund repurchases, we will consider actual borrowings when determining whether we are at our leverage target, but not unused borrowing capacity. If, therefore, we are at our target leverage ratio of 50% to 65% and we borrow additional amounts under a line of credit, or if the value of our portfolio decreases, our leverage could exceed 65% of our gross real estate assets. If our leverage ratio exceeds our target, regardless of the reason, we will thereafter endeavor to manage our leverage back down to our target.
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
Our charter prohibits us from obtaining loans from any of our directors, Cohen & Steers or any of their respective affiliates, unless approved by a majority of our Board (including a majority of our independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and on terms and conditions not less favorable than comparable loans between unaffiliated parties under the same circumstances.
Our Taxation as a REIT
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2024, the year in which our first investment was completed. If we qualify for taxation as a REIT, we generally will not be subject to U.S. federal income tax on our earnings to the extent we distribute 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.
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

Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-traded REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives may be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). This competition may cause us to acquire properties and other investments at higher prices, by using less-than-ideal capital structures, and in such case our returns will be lower, and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.
Government Regulations
Given our target asset classes include real estate, as an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which include: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulation; (iii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations; and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988.
Human Capital
We have no employees and, as an externally managed company, our day-to-day operations are managed by the Advisor pursuant to the Advisory Agreement. All of our executive officers are senior professionals that are employees of the Advisor or its affiliates, and our Advisor is a subsidiary of Cohen & Steers.
Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with Cohen & Steers, including the Advisor and its affiliates. See Part I. Item 1A, “Risk Factors – Risks Related to Conflicts of Interest.”
Available Information
We file annual, quarterly and current reports and all amendments to these reports and other information with the SEC. Stockholders may obtain copies of our filings, free of charge, from the website maintained by the SEC at www.sec.gov or from our website at www.cnsreit.com.
We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into, this Annual Report on Form 10-K. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.
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
We are a recently formed entity with a limited operating history and may not be able to achieve our investment objectives. We made our first investment in real estate and commenced principal operations in January 2024. We cannot assure you that the past experiences of the Advisor or its affiliates will be sufficient to allow us to successfully achieve our investment objectives. Further, our Sponsor and our Advisor have not previously offered a non-traded REIT. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.
We have held our current investments for only a short period of time and our stockholders will not have the opportunity to evaluate our investments before we make them, which makes an investment in our common stock more speculative.
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
Our Board approved very broad investment guidelines that delegate to the Advisor the authority to execute acquisitions and dispositions of real estate and real estate-related investments on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. The Advisor implements on our behalf the strategies and discretionary approaches it believes from time to time may be best suited to prevailing market conditions in furtherance of that purpose, subject to the limitations under our investment guidelines and our charter. There can be no assurance that the Advisor will be successful in implementing any particular strategy or discretionary approach to our investment activities.
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
There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares. We will repurchase shares at a price equal to the NAV per share of the class of shares being repurchased on the date of repurchase, and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares repurchased within one year of the date of purchase by such holder will be repurchased at 95% of NAV per share. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan. Further, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion.

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
Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector (including as a result of inflation and higher interest rates), market volatility, trade conflict, civil unrest, national and international security events, war (including ongoing conflict in the Middle East and Ukraine), extreme weather events (including climate change, hurricanes, wildfires, earthquakes or floods) or the spread of infectious illnesses, pandemics or other public health emergencies, could cause our stockholders to seek the repurchase of their shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including breadth of our portfolio by property type and location, could be materially adversely affected.

The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.
We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. We have a limited operating history and may not generate sufficient income to make distributions to our stockholders. Our Board (or a committee thereof) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:
•our inability to invest the proceeds from sales of our shares on a timely basis in income-producing properties;
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
In light of the nature of our continuous public offering as well as ongoing and periodic private offerings and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable properties on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the Offering or any private offering and the time we invest the net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in targeted leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds or times when there are few attractive investment opportunities. We may hold such cash in money market accounts or other similar temporary investments, each of which are subject to the management fees payable to the Advisor.
If we are unable to find suitable investments such cash may be maintained for longer periods, which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. If we fail to timely invest the net proceeds of sales of our common stock or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
We may pay distributions from sources other than our cash flow from operations, including the sale of our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the early stages of our operations. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including the sale of or repayment under our assets, borrowings, cash resulting from the Advisor’s deferral or waiver of its management fees and other expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses (which may be reimbursed to the Advisor and may not be paid in the future) or proceeds from offerings of our common stock. Funding distributions from such sources and the ultimate repayment of any liabilities incurred could result in us having less funds available to acquire properties or other real estate-related investments, and could adversely impact our ability to pay distributions in future periods and decrease our NAV and impact the value of your investment.

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
Furthermore, under certain circumstances the Operating Partnership units held by the Advisor or the Special Limited Partner are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. Repurchases of our shares or Operating Partnership units from the Advisor paid to the Advisor as a management fee are not subject to the monthly and quarterly volume limitations or the Early Repurchase Deduction. Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to the Early Repurchase Deduction, but such repurchases are subject to the monthly and quarterly volume limitations. We will only process repurchases of common stock held by the Special Limited Partner after all other stockholder repurchase requests have been processed.
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

Valuations and appraisals of our real estate, underlying mortgages and real estate-related securities are estimates of fair value and may not necessarily correspond to realizable value.
For purposes of calculating our monthly NAV, our properties are generally valued initially at cost, which is expected to represent fair value at that time, absent more recent market or investment-level information that makes it unreasonable to consider their fair value as equal to cost. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we determine whether the acquisition of a property qualifies as an asset acquisition or business combination. We capitalize acquisition-related costs associated with asset acquisitions and expense such costs related to business combinations. As such, the initial value of acquisitions that qualify as asset acquisitions will include transaction costs. Each property is then valued by a valuation firm (the “Independent Valuation Advisor”) within the first full quarter following acquisition in the same calendar month of the quarter it was acquired (e.g., if a property is acquired in January, the first month of the first quarter, it will be appraised in April, the first month of the second quarter) and corroborated by a third-party appraisal, which is obtained no less than annually thereafter. Each third-party appraisal is reviewed by the Independent Valuation Advisor for reasonableness.
Real property appraisals are reported on a “free and clear” basis, (i.e., any property-level indebtedness that may be in place is not incorporated into the valuation). The primary methodology used to value properties is the income approach, whereby value is derived by determining the present value of an asset’s stream of future cash flows (for example, discounted cash flow analysis). Consistent with industry practices, the income approach incorporates subjective judgments regarding comparable rental and operating expense data, the capitalization and discount rate, and projections of future rent and expenses based on appropriate evidence. Other methodologies that may also be used to value properties include sales comparison and cost approaches. We have also engaged an independent third-party valuation provider to prepare monthly valuations of our property-level debt liabilities. All debt is valued using widely accepted methodologies specific to each type of debt.
Investments in real estate debt and other securities with readily available market quotations are valued monthly at fair market value. Certain investments, such as mortgages, mezzanine loans, preferred equity or private company investments, are unlikely to have market quotations. In the case of loans acquired by us, the initial value will generally be the acquisition price of the loan. In the case of loans originated by us, the initial value will generally be the par value of the loan. Each such investment will then be valued by the Advisor within the first three full months after we invest in such investment and no less than monthly thereafter. Additionally, the Advisor may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month.
Although monthly valuations of each of our real properties are prepared, reviewed and confirmed for reasonableness by the Independent Valuation Advisor, in accordance with valuation guidelines approved by our board, such valuations are based on asset- and portfolio-level information provided by our operating partners, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real property, which information is not independently verified by the Independent Valuation Advisor.
Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties and certain of our investments involve subjective judgments and projections and may not be accurate. Valuation methodologies also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and other investments are only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Advisor and the Independent Valuation Advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. Further, any volatility smoothing biases in our appraisal and valuation process, generally, may lower the volatility of our NAV and may result in uncertainty as to the value of our properties. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Advisor and the Dealer Manager to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you pay for shares of our common stock in the Offering and the price at which your shares may be repurchased by us pursuant to our share repurchase plan is generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.
Appraisals for a portion of our portfolio of properties are conducted at least once per month. Annual appraisals of our properties are conducted by an independent third-party appraisal firm on a rolling basis, such that properties may be appraised at different times but each property would be appraised by an independent third-party appraisal firm at least once per year. In any month where an independent third-party appraisal firm does not prepare an appraisal for a property, our independent valuation advisor prepares an appraisal for such property. When these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. These changes in a property’s value may be as a result of property-specific events or as a result of more general changes to real estate values resulting from local, national or global economic changes. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new monthly appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.
It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.
The Advisor’s determination of our monthly NAV per share is based in part upon twelve (12) monthly appraisals prepared by the Independent Valuation Advisor and one annual appraisal completed by a third-party appraisal firm. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Advisor reviews appraisal reports and monitors our real estate and real estate debt, and is responsible for notifying the Independent Valuation Advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our real estate and real estate debt or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either stockholders whose shares are repurchased, or stockholders who buy new shares, or existing stockholders.
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
The methods used to calculate our NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock and to calculate certain fees and distributions payable to the Advisor, the Special Limited Partner and the Dealer Manager, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with GAAP. These valuations may differ from liquidation values that could be realized if we were forced to sell assets.

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
Maryland corporations with a class of equity securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a resolution of such corporation’s board of directors and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:
•staggering the board of directors into three classes;
•requiring a two-thirds vote of stockholders to remove directors;
•providing that only the board of directors can fix the size of the board;
•providing that all vacancies on the board of directors, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred and until a successor is elected and qualifies; and
•providing for a majority requirement for the calling by stockholders of a special meeting of stockholders.
These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares. In our charter, we have elected that, at such time we become eligible to make the election provided for under Section 3-804(c) of the MGCL ( as defined below), vacancies on our Board be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred and until a successor is elected and qualifies. Through other provisions in our charter and bylaws, we vest in our Board the exclusive power to fix the number of directorships; provided, that the number is not less than three nor more than fifteen. We have not elected to be subject to any of the other provisions described above, but our charter does not prohibit our Board from opting into any of these provisions in the future.

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (i) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (ii) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then-outstanding stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our Board approved in advance the transaction by which he would otherwise have become an interested stockholder. In approving a transaction, our Board may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our Board. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our Board and approved by the affirmative vote of at least:
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
The statute permits various exemptions from its provisions, including business combinations that are exempted by our Board prior to the time the interested stockholder becomes an interested stockholder. Our Board has adopted a resolution exempting any business combination involving us and any person, including Cohen & Steers, the Dealer Manager and the Advisor, from the provisions of this law; provided, that such business combination is first approved by our Board. This resolution may be altered or repealed in whole or in part at any time.
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
The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. The requisite stockholder approval must be obtained each time an acquirer crosses one of the thresholds of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares, subject to certain exceptions. The control share acquisition statute does not apply to: (i) shares acquired in a merger, consolidation or statutory share exchange if the Maryland corporation is a party to the transaction; or (ii) acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce your and our recovery against them if they cause us to incur losses.
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our stockholders, directors and officers for monetary damages subject to the limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”), and Maryland law. Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (i) actually received an improper benefit or profit in money, property or services or (ii) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors or officers, or the Advisor and its affiliates, for any liability or loss suffered by them or hold our directors or officers, the Advisor and its affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Advisor and its affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from the stockholders.
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
Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 2,900,000,000 shares of capital stock, of which 2,800,000,000 shares are classified as common stock, of which 800,000,000 shares are classified as Class P shares, 80,000,000 shares are classified as Class T shares, 800,000,000 shares are classified as Class S shares, 160,000,000 shares are classified as Class D shares, 600,000,000 are classified as Class I shares, 20,000,000 shares are classified as Class F-T shares, 200,000,000 shares are classified as Class F-S shares, 40,000,000 shares are classified as Class F-D shares and 100,000,000 are classified as Class F-I shares, and 100,000,000 shares are classified as preferred stock. In addition, our Board may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our Board may elect, without stockholder approval, to: (i) sell additional shares in public offerings; (ii) issue shares of our common stock or units in our Operating Partnership in private offerings; (iii) issue shares of our common stock or units in our Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; (iv) issue shares of our common stock or units in our Operating Partnership to the Advisor or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; (v) issue shares of our common stock or units in our Operating Partnership to sellers of properties we acquire; or (vi) issue equity incentive compensation to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional shares of common stock, your percentage ownership interest in us will be diluted.
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
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (i) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), (ii) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (v) provide certain disclosure regarding executive compensation required of larger public companies or (vi) hold stockholder advisory votes on executive compensation.

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
A change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forgo opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our NAV and our ability to pay distributions to our stockholders.
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
We are subject to the risk that our trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failure or human error. As a result, we could be unable to achieve the market position selected by the Advisor or might incur a loss in liquidating our positions. Since some of the markets in which we may effect transactions are over-the-counter or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to that which members of exchange-based markets are subject. We are also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing us to suffer a loss.
We could incur financial losses, reputational harm and regulatory penalties if we or Cohen & Steers fail to implement effective information security policies and procedures.
We are externally managed by the Advisor, a subsidiary of Cohen & Steers, and representatives of the Company and the Advisor operate the Company’s business through Cohen & Steers’ information systems. Our business depends on the effectiveness of our and Cohen & Steers’ information and cybersecurity policies and procedures to protect our network and telecommunications systems and the data that reside in or are transmitted through such systems. As part of our normal operations, we maintain and transmit proprietary information relating to our business operations and Cohen & Steers’ employees. We maintain a system of internal controls designed to provide reasonable assurance that malicious or fraudulent activity, including misappropriation of our assets, fraudulent financial reporting and unauthorized access to sensitive or confidential information, is either prevented or timely detected and remediated. However, our and Cohen & Steers’ technology systems may still be vulnerable to unauthorized access or may be corrupted by cyberattacks, computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. The nature of these threats and the techniques used by cybercriminals are constantly evolving, can originate from a wide variety of sources and are becoming increasingly sophisticated, including the use of “ransomware” and phishing attacks, and may not be recognized until launched. Highly publicized security breaches continue to expose failures of companies to keep pace with the threats posed by cyber-attackers and have led to increased government, regulatory and media scrutiny.
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

We cannot assure you that our or Cohen & Steers’ data protection efforts and Cohen & Steers’ investment in information technology will prevent significant breakdowns, data leakages, breaches in their systems, or those of our or their third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. Although Cohen & Steers takes precautions to password protect and encrypt all authorized electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a security risk. Our, Cohen & Steers’ or our third-party service providers’ systems may also be affected by, or fail as a result of, catastrophic events, such as fires, floods, hurricanes, tornadoes, acts of terrorism or power disruptions. Like other companies, Cohen & Steers has experienced and we and Cohen & Steers will likely continue to experience cyber incidents, security threats and attacks. There can be no assurance that Cohen & Steers’ efforts to maintain and monitor the security and integrity of its information technology systems will be effective at all times.
Any breach or other failure of our, Cohen & Steers’ or certain other parties’ technology or security systems, including those systems of third-party intermediaries, service providers, key vendors and third parties with whom we do business, could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the incident, additional security costs to mitigate against future incidents, regulatory scrutiny and penalties and litigation costs resulting from the incident. In addition, Cohen & Steers’ increased use of mobile and cloud computing technologies could increase these and other operational risks, and any failure by mobile or cloud technology service providers to adequately safeguard their systems could disrupt Cohen & Steers’ operations and result in misappropriation, corruption or loss of confidential or proprietary information.
For many companies, remote and hybrid in-office work arrangements have made their network and communication systems more vulnerable to cyberattacks and incursions, and there has been an overall increase in both the frequency and severity of cyber incidents as such vulnerabilities have been exploited. Use of a remote work environment subjects Cohen & Steers to heightened risk of cyberattacks, unauthorized access or other privacy or data security incidents, both directly as well as indirectly through third-party intermediaries, service providers and key vendors that have access or other connections to Cohen & Steers’ systems.
Loss of confidential information could harm our reputation, result in the termination of contracts by our existing business counterparties, and subject us to litigation or liability under laws and agreements that protect confidential and personal data, resulting in increased costs and loss of revenues. Cohen & Steers maintains a cyber insurance policy to help mitigate against certain potential losses relating to information security breaches. However, such insurance may only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by such insurance policy, we may be required to pay a substantial amount to satisfy such successful claim.
Failure to maintain adequate business continuity plans in the event of a catastrophic event could have a material adverse effect on the Company and its business.
Our operations depend on our ability to protect our personnel, offices and technology infrastructure against damage from catastrophic or business continuity events that could have a significant disruptive effect on our operations. We and our third-party intermediaries, service providers and key vendors could experience a local or regional disaster, such as an epidemic or pandemic, weather event such as an earthquake, flood, hurricane or fire, terrorist attack, security breach, power loss and other failure of technology or telecommunications systems or operations. Events like these could threaten the safety and welfare of our personnel, cause the loss of investor data or cause us to experience material adverse interruptions to our operations. Infectious illness outbreaks or other adverse public health developments in countries where we operate, as well as restrictive measures implemented to control such outbreaks, could adversely affect the economies of many nations or the global economy, the financial condition of individual issuers or companies and capital markets, in ways that are not within our control and cannot be foreseen. A sustained decline in the performance of or demand for the portfolios and strategies we manage as a result of negative market, financial and economic conditions caused by catastrophic events could lead us to experience operational issues and interruptions, require us to incur significant additional costs and negatively impact our business.

Significant portions of our business operations and those of our critical third-party service providers are concentrated in a few geographic areas, including New York and New Jersey. Critical operations that are geographically concentrated include portfolio management, trading operations, information technology, data centers, investment administration and accounting systems. Should we, or any of our critical service providers, experience a significant local or regional disaster or other significant business disruption, our ability to remain operational will depend in part on the safety and availability of our personnel and our office facilities as well as on the proper functioning of our network, telecommunication and other related systems and operations. We cannot ensure that our backup systems and contingency plans will be adequate under all circumstances or that material interruptions and disruptions will not occur. In addition, we rely to varying degrees on outside vendors for disaster recovery support, and we cannot guarantee that these vendors will be able to perform in an adequate and timely manner. Failure by us or any of our critical service providers to maintain up-to-date business continuity plans, including system backup facilities, would impede our ability to operate in the event of a significant business disruption, which could result in financial losses to the Company and our investors.
Compliance with Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in the continuous public offering of our common stock, which could harm our ability to achieve our investment objectives.
Broker-dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest may negatively impact whether participating broker-dealers and their associated persons recommend our shares of common stock to certain retail customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, including cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe is in the best interest of a particular retail customer. However, if broker-dealers instead choose alternatives to our shares, many of which likely exist, our ability to raise capital will be adversely affected. If Regulation Best Interest reduces our ability to raise capital in the continuous public offering of our common stock, it may harm our ability to achieve our objectives.
General Risks Related to Investments in Real Estate
We are subject to risks generally attributable to the ownership of real property, including:
•changes in global, national, regional or local economic, demographic or capital market conditions (including volatility as a result of the ongoing conflicts in the Middle East and Ukraine);
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
•inflation;
•increases in interest rates and lack of availability of financing; and
•changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rental rates, and increasing costs to comply with environmental laws and the scaling back or termination of government contracts.
All of these factors are beyond our control. Any negative changes in these factors could affect our performance and our ability to meet our obligations and make distributions to stockholders.

Our success depends on general market and economic conditions. Changes in market and economic conditions, including elevated interest rates, could adversely impact our revenue and profitability.
The real estate industry generally and the success of our investment activities in particular are both affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located. These factors may affect the level and volatility of real estate prices, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. Cohen & Steers’ financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on Cohen & Steers’ (including the Advisor’s) businesses and operations.
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
During 2024, the Federal Reserve Board (“Federal Reserve”) began reducing the federal funds rate, which had been raised significantly during 2022 and 2023 to combat rising inflation in the U.S. Despite multiple federal fund rate decreases over the course of 2024, the Federal Reserve has indicated a slower rate of decreases moving forward. While further interest rate reductions remain possible, continued inflationary pressures and elevated interest rates may negatively affect our investment opportunities and the value of our investments. Inflationary factors have also negatively impacted our expense base, particularly certain operating and vendor costs. Although we may enter into derivative instruments to mitigate the impact of interest rate fluctuations on our net profit margins, there is no assurance that such derivative instruments will be effective.
Equity securities may decline in value as a result of many global, regional or issuer-specific economic or market factors, including changes in interest rates, inflation, an issuer’s actual or perceived financial condition and growth prospects, investor perception of an industry, geography or sector, changes in currency exchange rates and changes in regulations. In addition, national and international geopolitical risks and events, including ongoing conflicts in the Middle East and Ukraine, tensions between the U.S. and China, deglobalization trends and changes in national industrial and trade policies, have caused and may continue to cause volatility in the global financial markets and economy. For example, in the U.S., the current presidential administration has stated its intention to make governmental policy and regulatory changes in a variety of areas, including the imposition of tariffs or other trade barriers, and certain countries subject to those changes have expressed an intent to impose similar measures in return. Such volatility has led and may continue to lead to the disruption of global supply chains, potential tariffs, sudden fluctuations in commodity prices and energy costs, greater political instability and the implementation of sanctions and heightened cybersecurity concerns, any or all of which may create severe long-term macroeconomic challenges, limit liquidity opportunities or lead to higher costs. Any market disruption could reduce the value of our investments and our revenue and earnings. In addition, any future financial market disruptions may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund property improvements, reducing the cash available to pay distributions or satisfy repurchase requests and reducing the number of acquisitions we would otherwise make.
In addition, severe public health events, such as those caused by the COVID‐19 pandemic, may occur from time to time, and could directly and indirectly impact us in material respects that we are unable to predict or control, including by threatening employees’ well‐being and morale and interrupting business activities. In addition, related factors may materially and adversely affect us, including the effectiveness of governmental responses, the extension, amendment or withdrawal of any government programs or initiatives and the timing and speed of economic recovery. Actions taken in response may contribute to significant volatility in the financial markets, resulting in increased volatility in equity prices, material interest rate changes, supply chain disruptions, such as simultaneous supply and demand shock to global, regional and national economies, and an increase in inflationary pressures.

Trade negotiations and related government actions may create regulatory uncertainty for us and our tenants and adversely affect the profitability of investments.
In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi lateral trade agreements and treaties with foreign countries and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future tenants and adversely affect the revenues and profitability of our tenants whose businesses rely on goods imported from such impacted jurisdictions.
There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by our tenants and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.
Financial regulatory changes in the U.S. could adversely affect our business.
The financial services industry continues to be the subject of heightened regulatory scrutiny in the U.S. There has been active debate over the appropriate extent of regulation and oversight of investment funds and their managers. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws or regulations require us to spend more time or buy new technology to comply effectively.
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
Our portfolio may be heavily concentrated at any time in only a limited number of industries, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. Concentration of our investments in a particular type of asset or geography makes us more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular sector, geographic region or asset type. For investments that the Advisor intends to finance, there is a risk that such financing may not be completed, which could result in us holding a larger percentage of our assets in a single investment and asset type than desired. Real estate values may also be adversely affected by new businesses and approaches in the real estate market in sectors in which we invest that cause disruptions in the industry with technological and other innovations, such as impacts to the value of hospitality properties due to competition from the non-traditional hospitality sector (such as short-term rental services) and office properties due to competition from shared office spaces (including co-working environments) or remote work arrangements. Further, our investments in real estate securities and real property may be exposed to new or increased risks and liabilities that could reduce our revenue and earnings, including risks associated with global climate change, such as increased frequency and intensity of adverse weather and natural disasters. In addition, distress in the commercial real estate sector, including office properties, as well as shifting business trends and workforce reductions in certain geographies and industries, may negatively impact certain markets in which we invest, including for example, as a result of low occupancy rates, tenant defaults, reduced rental rates, the maturation of a significant amount of commercial real property loans amid an elevated interest rate environment, tightening credit conditions imposed by traditional sources of real estate financing and refinancing and commercial mortgage loan defaults. Investors have no assurance as to the degree of diversification in our investments, either by industry sector, geographic region or asset type.

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
Because real estate investments are relatively illiquid, it could be difficult for us to promptly sell one or more of our properties on favorable terms. Additionally, we have in the past and may in the future agree to lock-out or other provisions when we acquire a property that materially restrict us from selling such property or our interest in such property for a period of time. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our results of operations and financial condition.
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
In addition, while we invest primarily in high-quality, stabilized real estate assets, we may also acquire assets that require some amount of capital investment in order to be renovated or repositioned. These investments are generally subject to higher risk of loss than investments in high-quality, stabilized real estate assets and there is no guarantee that any renovation or repositioning will be successful, or that the actual costs will not be greater than our estimates.
The acquisition, ownership and disposition of real properties carry certain litigation risks at the property level that may reduce our profitability and the return on your investment.
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
Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-traded REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives are expected to be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.
We make a substantial amount of joint venture investments with third parties and we may in the future do so with Cohen & Steers affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.
We partner with third parties (and we may in the future co-invest with Cohen & Steers affiliates) in partnerships or other entities that own real estate properties, which we collectively refer to as joint ventures. Any joint venture with a Cohen & Steers affiliate is permissible only if a majority of our Board, and a majority of the independent directors (or the affiliate transaction committee, as a committee that is composed of each of our independent directors) not interested in the transaction, approve the transaction as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties. We intend generally to share responsibility for, or have control over, managing the affairs of the joint venture, but may also acquire non-controlling interests in such entities. In either event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

Some additional risks and conflicts related to our joint venture investments (including any future joint venture investments with Cohen & Steers affiliates) include:
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
•under the joint venture arrangement, there will be cases where neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition or expected costs and expenses. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of Cohen & Steers;
•under the joint venture arrangement, if we have a right of first refusal to buy out a joint venture partner, we may be unable to finance such a buyout if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so;
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
•under the joint venture arrangement, we and the joint venture partner could be subject to lock-ups, which could prevent us from disposing of our interests in the joint venture when desired; and
•the joint venture partner could have a right of first offer, tag-along rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment.
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
If we obtain options to acquire properties, we may lose the amount paid for such options whether or not the underlying property is purchased.
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
In addition, we rely on information, including financial information and non-GAAP metrics provided by sellers of our investments and our operating partners, for disclosure to our investors about potential acquisitions or current assets owned by us. Accordingly, although we believe such information to be accurate, such information cannot be independently verified by the Advisor, and in some cases such information has not been independently reviewed or audited while under our ownership or control or at all. We cannot assure you that that the financial statements or metrics of properties we have acquired or will acquire would not be materially different if such statements or metrics had been independently audited or reviewed.
Consultants, legal advisors, appraisers, accountants, investment banks and other third parties may be involved in the due diligence process and the ongoing operation of our portfolio properties to varying degrees depending on the type of investment. For example, certain asset management and finance functions, such as data entry relating to a portfolio property, may be outsourced to a third-party service provider whose fees and expenses will be borne by such portfolio property or us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to our reduced control of the functions that are outsourced.
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
We depend on tenants for our revenue, and therefore our revenue will depend on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.
We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success will indirectly depend on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. Tenants may be negatively affected by continued disruptions in global supply chains, global economic events and government responses thereto, terrorist attacks, natural or environmental disasters, public health or pandemic crises, labor shortages, country instability, market instability or broad inflationary pressures, any of which may have a negative impact on a tenant’s ability to perform under the terms of their obligations. If tenants do not generate sufficient income to pay for ongoing operating expenses, such tenants may default on their obligations to us. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations and our ability to pay distributions.

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
E-commerce has been broadly embraced by the public and growth in the e-commerce share of overall consumer sales is likely to continue in the future. Some of our tenants have been negatively impacted by increasing competition from internet retailers, and this trend could affect the way current and future tenants lease space. We cannot predict with certainty how continuing growth in e-commerce will impact the demand for space at our properties or how much revenue will be generated at traditional store locations in the future. If we are unable to anticipate and respond promptly to trends in retailer and consumer behavior, or if demand for traditional retail space significantly decreases, our occupancy levels and operating results could be materially and adversely affected.
A significant percentage of our revenues may be derived from our investments in community shopping centers, and our net income and ability to make distributions to stockholders may be adversely affected if the underlying tenants in these centers are not successful.
A significant percentage of our revenues from investments in community shopping centers is derived from both anchor and non-anchor tenants. Anchor tenants occupy large stores and pay a significant portion of the total rent at a property and contribute to the success of other tenants by attracting shoppers to the property. Our revenues and cash flows may be adversely affected by the loss of revenues and additional costs if a significant anchor tenant becomes bankrupt or insolvent, experiences a downturn in its business, defaults on its lease, or decides not to renew its lease. Vacant anchor space can reduce rental revenues generated by the community shopping center in other spaces because of the loss of the departed anchor’s customer drawing power.
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
Whether with respect to an anchor or non-anchor tenant, we may face competition in the leasing market and may be unable to renew leases or re-lease space as leases expire. Consequently, we may be required to make rent or other concessions or incur significant capital expenditures to retain and attract tenants. Competition that leads to such concessions or expenditures could adversely affect the financial condition of our shopping centers and our ability to make distributions.

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
We may be unable to renew leases as leases expire and our leases may be terminated early.
We may not be able to lease properties that are vacant or become vacant because a tenant decides not to renew its lease or by the continued default of a tenant under its lease. Our leases may also be terminated early. For example, the current administration may terminate the federal government’s leases in commercial buildings, including the U.S. General Services Administration leases, as part of its cost reduction initiatives.In addition, certain of the properties we acquire may have some level of vacancy at the time of acquisition. Certain other properties may be specifically suited to the particular needs of a tenant and may become vacant after we acquire them. Even if a tenant renews its lease or we enter into a lease with a new tenant, the terms of the new lease may be less favorable than the terms of the old lease. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the property’s leases. If we are unable to promptly renew or enter into new leases, or if the rental rates are lower than expected, our results of operations and financial condition will be adversely affected. For example, following the termination or expiration of a tenant’s lease there may be a period of time before we will begin receiving rental payments under a replacement lease. During that period, we will continue to bear fixed expenses such as interest, real estate taxes, maintenance, security, repairs and other operating expenses. In addition, declining economic conditions may impair our ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases. Increased competition for tenants may require us to make capital improvements to properties which would not have otherwise been planned. Any unbudgeted capital improvements that we undertake may divert cash that would otherwise be available for distributions or for satisfying repurchase requests. Ultimately, to the extent that we are unable to renew leases or re-let space as leases expire, decreased cash flow from tenants will result, which could adversely impact our operating results.
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
Leases with retail properties’ tenants may restrict us from leasing nearby space.
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
We may seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers; provided, that contractual rent increases are included. In addition, where appropriate, we will seek leases that provide for operating expenses, or expense increases, to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates, we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we had not entered into long-term leases.
We may experience material losses or damage related to our properties and such losses may not be covered by insurance.
We may experience material losses related to our properties arising from natural disasters, such as extreme weather events, climate change, hurricanes, earthquakes, floods and acts of god, vandalism or other crime, faulty construction or accidents, fire (including wildfires), outbreaks of an infectious disease, pandemic or any other serious public health concern, war and military conflicts, acts of terrorism or other catastrophes. We will rely on our operating partners to carry insurance covering our properties under policies the Advisor deems appropriate. The Advisor will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism, and in others the coverage against terrorist acts is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions could increase as well. As a result, not all investments may be insured against terrorism, weather or fire. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events could have a broader negative impact on the global or local economy, thereby affecting us or the Advisor.
We could become subject to liability for environmental violations, regardless of whether we caused such violations.
We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health- and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation and remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred.

In addition, third parties may sue the owner or manager of a property for damages based on personal injury, natural resources, or property damage and for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, or by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition. We could also suffer losses if reserves or insurance proceeds prove inadequate to cover any such matters.
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

Certain of our industrial properties may be special use or build-to-suit and may be difficult to sell or re-let upon tenant defaults or lease terminations.
Certain of our industrial properties may include special use or build-to-suit properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With such properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions to lease the property to another tenant, finance the property or sell the property. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-let our industrial properties and adversely affect our results of operations at such properties.
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
Fluctuations in manufacturing activity in the U.S. may adversely affect any industrial tenants we may have and therefore the demand for and profitability of our industrial properties. Trade agreements with foreign countries have given employers the option to utilize less expensive foreign manufacturing workers. Outsourcing manufacturing activities could reduce the demand for U.S. workers, thereby reducing the profitability of our industrial tenants and the demand for and profitability of our industrial properties.
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

Further, significant physical effects of climate change, including extreme weather events such as hurricanes, floods, droughts and wildfires, can also have an adverse impact on our properties, operations and business. For example, our properties could be severely damaged or destroyed from either singular extreme weather events or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rising sea levels). Such events could also adversely impact us or the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. Furthermore, climate change could increase utility and other costs of operating our properties, including increased costs for energy, water and other supply chain materials, which, if not offset by rising rental income or paid by tenants, could have a material adverse effect on our properties, operations and business. In addition, we may incur significant costs in preparing for possible future climate change or climate related events or in response to our tenants’ requests for such investments and we may not realize desirable returns on those investments. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. For example, unseasonal or violent weather events can have a material impact to businesses or properties that focus on hospitality.
Our business is subject to evolving corporate governance and public disclosure regulations and expectations that could expose us to numerous risks.
New regulations or interpretations of existing laws have resulted in, and may continue to result in, enhanced disclosure obligations, including with respect to cybersecurity, insider trading and climate change, sustainability risks or other environmental, social and governance matters, which could negatively affect us or materially increase our regulatory burden. Additionally, any such laws or regulations could also impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties. At the same time, regulators and legislators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives, including the enactment or proposal of “anti-ESG” legislation or policies. These opposing views may also be adopted by our investors. Conflicting regulations and a lack of harmonization of environmental, social or legal and regulatory environments across the jurisdictions in which we operate may create enhanced compliance risks and could increase our costs if new laws require us to spend more time, hire additional personnel, or purchase new technology to comply effectively.
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
The hospitality or leisure business is seasonal, highly competitive and influenced by factors such as general and local economic conditions, location, room rates, quality, service levels, reputation and reservation systems, among many other factors. The hospitality or leisure industry generally experiences seasonal slowdown in the third quarter and, to a lesser extent, in the fourth quarter of each year. As a result of such seasonality, there will likely be quarterly fluctuations in results of operations of any hospitality or leisure properties that we own. There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us. Competition also comes from non-traditional hospitality sources, such as home-sharing platforms. This competition, along with other factors, such as overbuilding in the hospitality or leisure industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality or leisure properties. The demand for rooms at any hospitality or leisure properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire. In addition, any such properties that we may own may be adversely affected by factors outside our control, such as extreme weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel. These factors could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to stockholders.
Retail properties depend on anchor tenants to attract shoppers and could be adversely affected by the loss of a key anchor tenant.
Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by an anchor tenant could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.
We may be adversely affected by trends in the office real estate industry.
Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders. We may also be negatively impacted by competition from other short-term office or shared space leasing companies or changes in government spending to reduce federal office space as part of the current administration’s cost reduction initiatives.
We could be negatively impacted by increased competition, decreased demand and restrictive zoning ordinances in the manufactured housing markets in which we invest.
The manufactured housing industry is generally subject to many of the same national and regional economic and demographic factors that affect the housing industry generally. These factors, including shortage of consumer financing, public perception, consumer confidence, inflation, regional population and employment trends, availability of and cost of alternative housing, weather conditions and general economic conditions, tend to impact manufactured homes to a greater degree than traditional residential homes. Our operating results from our manufactured housing investments may be adversely affected by: (i) competition from other available manufactured housing sites or available land for the placement of manufactured homes outside of established communities and alternative forms of housing (such as apartment buildings and site built single-family homes) and (ii) local real estate market conditions such as the oversupply of manufactured housing sites or a reduction in demand for manufactured housing sites in an area. In addition, the inability to secure zoning permits from local authorities may pose the most significant barrier to entry for developing new manufactured housing sites.

Manufactured home loans may be subject to greater credit risk.
We may hold loans secured by manufactured homes, which generally have higher delinquency and default rates than standard residential mortgage loans due to various factors, including the manner in which borrowers have handled previous credit, the absence or limited extent of borrowers’ prior credit history, limited financial resources, frequent changes in or loss of employment and changes in borrowers’ personal or domestic situations that affect their ability to repay loans. Any substantial economic slowdown could increase delinquencies, defaults, repossessions and foreclosures with respect to manufactured homes. Also, the value of manufactured homes may depreciate over time, which can negatively impact the manufactured home industry and lead to increased defaults and delinquencies and lower recovery rates upon default.
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
Certain commercial properties subject to net leases in which we may invest are occupied by a single tenant and, therefore, the success of such investments largely depends on the financial stability of each such tenant. A default of any such tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.
In addition, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. We may acquire these investments through sale-leaseback transactions, which involve the purchase of a property and the leasing of such property back to the seller thereof. If we enter into a sale-leaseback transaction, we will seek to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for U.S. federal income tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure you that the Internal Revenue Service (the “IRS”) will not challenge such characterization. If any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and the timing of our income inclusion could differ from that of the lease payments. If a sale-leaseback transaction were so recharacterized (or otherwise not respected as a lease), we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the REIT distribution requirement for a taxable year.
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
Recent and ongoing trends in the real estate market and the sectors in which we may invest generally have been toward disrupting the industry with technological or other innovations, and multiple young companies have been successful in capitalizing on this trend toward disruption. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect us, tenants of our properties or our investments or alter the market practices that help frame our strategy. For example, the value of hospitality properties may be affected by competition from the non-traditional hospitality sector (such as short-term rental services), office properties may be affected by competition from shared office spaces (including co-working environments), retail properties may be affected by changes in consumer behavior, including increased shopping via the internet, and warehouse industrial properties may be affected if supply chains evolve in a way that decreases the need for traditional warehousing. Any of these new approaches could damage our investments, significantly disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not have been foreseeable at the time we made the investment. Furthermore, we could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.
Rising inflation may adversely affect our financial condition and results of operations.
Inflation in the U.S. remained elevated throughout 2024. While inflation has moderated in some areas, it remains uncertain whether substantial inflation in the U.S. will be sustained over an extended period of time or have a significant effect on the U.S. or other economies. Rising inflation could have an adverse impact on our floating rate mortgages, credit facilities, property operating expenses and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable.
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
Interest rates are one of the variables that affect real estate asset prices. A number of other factors are also important, including real estate market fundamentals, inflation expectations and investor investment horizons and return targets. For real estate, changes in interest rates influence real estate capitalization rates, with higher interest rates ultimately resulting in higher capitalization rates and lower property values, all other things being equal. However, interest rates and capitalization rates do not always move in lockstep as there typically is a lag between changes in interest rates and changes in capitalization rates, and especially for high-quality properties. Capitalization rates tend to be durable due to the long term, inflation-protected nature of tenant leases, which typically include annual rent increases. In response to recent inflationary pressure, the Federal Reserve and other global central banks have raised interest rates in 2022 and 2023. During 2024, the Federal Reserve began reducing the federal funds rate but interest rates remained elevated. The Federal Reserve has indicated an expectation of slower rate decreases moving forward. While further interest rate reductions remain possible, continued elevated interest rates may negatively affect our investment opportunities and the value of our investments as described above.
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
We invest, and may continue to invest, in high-yield debt which is generally subject to more risk than higher rated securities.
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
High-yield securities may be more susceptible to real or perceived adverse economic and competitive industry conditions than investment grade securities. A projection of an economic downturn or of a period of rising interest rates, for example, could cause a decline in high-yield security prices because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations. If an issuer of high-yield securities defaults, in addition to risking non-payment of all or a portion of interest and principal, we may incur additional expenses to seek recovery. The market prices of high-yield securities structured as zero-coupon, step-up or payment-in-kind securities will normally be affected to a greater extent by interest rate changes, and therefore tend to be more volatile than the prices of securities that pay interest currently and in cash.
The secondary market on which high-yield securities are traded may be less liquid than the market for investment grade securities. Less liquidity in the secondary trading market could adversely affect the price at which we could sell a high-yield security, and could adversely affect the NAV of our shares. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may decrease the values and liquidity of high-yield securities, especially in a thinly-traded market. When secondary markets for high-yield securities are less liquid than the market for investment grade securities, it may be more difficult to value the securities because such valuation may require more research, and elements of judgment may play a greater role in the valuation because there is less reliable, objective data available. During periods of thin trading in these markets, the spread between bid and asked prices is likely to increase significantly and we may have greater difficulty selling our portfolio securities. We will be more dependent on the Advisor’s research and analysis when investing in high-yield securities.

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
For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transactions under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held, or may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.
However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such investment, replacement “takeout” financing will not be available, resulting in an inability by the issuer to repay the investment. Although unlikely, it is possible that the Advisor may find it necessary or desirable to foreclose on collateral securing real estate debt we acquire. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Issuers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses against the holder of a real estate loan, including lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action, which complicates an already difficult and time-consuming process. In some states or other jurisdictions, foreclosure actions can take several years to conclude. During the foreclosure proceedings, an issuer may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing, management, development and other operations of the property. If we foreclose on an investment, we will be subject to the risks associated with owning and operating real estate.

Certain risks associated with commercial mortgage-backed securities (“CMBS”) may adversely affect our results of operations and financial condition.
We may invest a portion of our assets in pools or tranches of CMBS, including horizontal and other risk retention investments. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels, and which from time to time include assets or properties owned directly or indirectly by one or more other Cohen & Steers accounts (being investment funds, registered investment companies, REITs, vehicles, accounts, products or other similar arrangements sponsored, advised, sub-advised or managed by Cohen & Steers or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles and other entities formed by, or in connection with an investment by, Cohen & Steers or its affiliates side-by-side or additional general partner investments with respect thereto), collectively “Other Cohen & Steers Accounts”).
CMBS have been issued with varying structures, including senior and subordinated classes. The commercial mortgages underlying CMBS generally face the risks described in “—We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.”
Mortgage-backed Securities (“MBS”) may also have structural characteristics that distinguish them from other securities. The interest rate payable on these types of securities may be set or effectively capped at the weighted average net coupon of the underlying assets themselves. As a result of this cap, the return to investors in such a security would depend on the relevant timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. In general, early prepayments will have a greater impact on the yield to investors. Federal and state law may also affect the return to investors by capping the interest rates payable by certain mortgagors. Certain MBS may provide for the payment of only interest for a stated period of time. In addition, in a bankruptcy or similar proceeding involving the originator or the servicer of the CMBS (often the same entity or an affiliate), the assets of the issuer of such securities could be treated as never having been truly sold to the originator to the issuer and could be substantively consolidated with those of the originator, or the transfer of such assets to the issuer could be voided as a fraudulent transfer.
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
The quality of the CMBS depends on the credit quality and selection of the mortgages for each issuance.
CMBS are also affected by the quality of the credit extended. As a result, the quality of the CMBS depends on the selection of the commercial mortgages for each issuance and the cash flow generated by the commercial real estate assets, as well as the relative diversification of the collateral pool underlying such CMBS and other factors such as adverse selection within a particular tranche or issuance.

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
Where we make MBS investments, such investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the MBS interest holders. Interest shortfalls to the MBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in a MBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the MBS trust may also occur as a result of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to MBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in a MBS trust until the servicer’s claim is satisfied.
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
The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying CMBS and other investments may depend on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to immediately address issues or concerns with the underlying loans. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. While servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all bond classes, servicers with an affiliate investment in the CMBS or other investments may have a conflict of interest. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to effectively perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect our investments.
We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.
We may invest from time to time in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by residential, commercial or other properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower depends on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired.
Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to publicly traded securities.
Commercial mortgage loans are usually non-recourse in nature. Therefore, when a commercial borrower defaults on the commercial mortgage loan, the options for financial recovery are limited. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property, the financial circumstances of the borrower, tenant mix and tenant bankruptcies, property management decisions, including with respect to capital improvements, property location and condition, competition from other properties offering the same or similar services, environmental conditions, real estate tax rates, tax credits and other operating expenses, governmental rules, regulations and fiscal policies, acts of god, terrorism, social unrest and civil disturbances. A decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan.
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
We may invest from time to time in structured products, including pools of mortgages, loans and other real estate-related interests. These investments may include debt securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, or certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans. We may also invest in credit risk transfer notes that, while not structured products, face similar risks as structured products because they are debt securities issued by governmental agencies but their value depends in part on a pool of mortgage loans. Our investments in structured products are subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor investing in the subordinated debt securities. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.
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
Residential mortgage loans in an issue of RMBS may also be subject to various U.S. federal and state laws, foreign laws, public policies and principles of equity that protect consumers which, among other things, may regulate interest rates and other fees, require certain disclosures, require licensing of originators, prohibit discriminatory lending practices, regulate the use of consumer credit information and regulate debt collection practices. In addition, a number of legislative proposals have been introduced in the U.S. at the federal, state and municipal level that are designed to discourage predatory lending practices. Violation of such laws, public policies and principles may limit the servicer’s ability to collect all or part of the principal or interest on a residential mortgage loan, entitle the borrower to a refund of amounts previously paid by it, or subject the servicer to damages and administrative enforcement. Any such violation could also result in cash flow delays and losses on the related issue of RMBS.

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
We may also invest from time to time in collateralized debt obligations (“CDOs”). CDOs include collateralized loan obligations (“CLOs”) and other similarly structured securities. A CLO is a trust typically collateralized by a pool of loans, which may include domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. CDOs may charge a management fee and administrative expenses. For CLOs, the cash flows from the trust are split into two or more portions, called tranches, varying in risk and yield. The riskiest portion is the “equity” tranche which bears the bulk of defaults from the bonds or loans in the trust and serves to protect the other, more senior tranches from default in all but the most severe circumstances. Since it is partially protected from defaults, a senior tranche from a CLO trust typically has higher ratings and lower yields than the underlying securities, and can be rated investment grade. Despite the protection from the equity tranche, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLOs as a class. The risks of an investment in a CDO depend largely on the type of the collateral and the class of the CDO in which we invest.

Normally, CLOs and other CDOs are privately offered and sold, and thus are not registered under the securities laws. As a result, certain investments in CDOs may be characterized as illiquid securities and volatility in CLO and CDO trading markets may cause the value of these investments to decline. Moreover, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Also, with respect to the CLOs and CDOs in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CLOs or CDOs for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CDOs carry additional risks including that: (i) distributions from collateral securities may not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) we may invest in CDOs that are subordinate to other classes; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results.
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
Although not directly secured by the underlying real estate, mezzanine loans are also subject to risk of subordination and share certain characteristics of subordinate loan interests described above. As with commercial mortgage loans, repayment of a mezzanine loan depends on the successful operation of the underlying commercial properties and, therefore, is subject to similar considerations and risks. Mezzanine loans may also be affected by the successful operation of other properties, but mezzanine loans are not secured by interests in the underlying commercial properties.
With most mezzanine loans, the bulk of the loan balance is payable at maturity with a one-time “balloon payment.” Full satisfaction of the balloon payment by a borrower depends on the availability of subsequent financing or a functioning sales market, and full satisfaction of a loan will be affected by a borrower’s access to credit or a functioning sales market. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan may be impaired. Moreover, mezzanine loans are usually non-recourse in nature. Therefore, if a borrower defaults on the loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invests increase, the performance of our investments related thereto may be adversely affected.

B-Notes and A/B Structures may pose additional risks that may adversely affect our results of operations and financial condition.
We may invest in B-notes, which are mortgage loans typically (i) secured by a first mortgage on a commercial property or group of related properties and (ii) subordinated to an A-note portion of the same first mortgage secured by the same collateral (which we would not expect to hold). As a result, if a borrower defaults, there may not be sufficient funds remaining to repay B-note holders after payment to the A-note holders. Since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. In addition to the risks described above, certain additional risks apply to B-note investments, including those described herein. The B-note portion of a loan is typically small relative to the overall loan, and is in the first loss position. As a means to protect against the holder of the A-note from taking certain actions or receiving certain benefits to the detriment of the holder of the B-note, the holder of the B-note often (but not always) has the right to purchase the A-note from its holder. If available, this right may not be meaningful to us. For example, we may not have the capital available to protect our B-note interest or purchasing the A-note may alter our overall portfolio and risk/return profile to the detriment of our stockholders. In addition, a B-note may be in the form of a “rake bond.” A “rake bond” is a CMBS backed solely by a single promissory note secured by a mortgaged property, which promissory note is subordinate in right of payment to one or more separate promissory notes secured by the same mortgaged property.
We may invest in a wide range of real estate debt pursuant to our broad investment guidelines.
Pursuant to our investment guidelines, our real estate debt investments may include CMBS, real estate-related corporate credit, mortgages, loans, mezzanine and other forms of debt (including RMBS and other residential credit and debt of real estate-related companies), preferred equity and derivatives, and such investments may not be secured by real estate assets.
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
There are various risks associated with investing in preferred securities. Preferred securities may include provisions that permit the issuer, at its discretion, to defer or omit distributions for a stated period without any adverse consequences to the issuer. In certain cases, deferring or omitting distributions may be mandatory. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes although we have not yet received such income. In addition, during periods of declining interest rates, an issuer may be able to exercise an option to redeem its issue at par earlier than scheduled. If this occurs, we may be forced to reinvest in lower yielding securities. An issuer may redeem preferred securities if the issuer can refinance the preferred securities at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer, or in the event of regulatory changes affecting the capital treatment of a security.
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
Common equity is subject to special risks. Although common equity has historically generated higher average returns than fixed-income securities over the long-term, common equity also has experienced significantly more volatility in returns. Common equity may be more susceptible to adverse changes in market value due to issuer-specific events or general movements in the equity markets. A drop in the stock market may depress the price of common equity held by us. Common equity prices fluctuate for many reasons, including changes to investors’ perceptions of the financial condition of an issuer or the general condition of the relevant stock market or the occurrence of political or economic events affecting issuers. For example, an adverse event, such as an unfavorable earnings report, may depress the value of common equity in which we have invested; the price of common equity of an issuer may be particularly sensitive to general movements in the stock market; or a drop in the stock market may depress the price of the common equity held by us. Also, common equity of an issuer in our portfolio may decline in price if the issuer fails to make anticipated dividend payments because, among other reasons, the issuer of the security experiences a decline in its financial condition. Common equity in which we invest is typically subordinated to preferred securities, bonds and other debt instruments in a company’s capital structure in terms of priority to corporate income and assets, and, therefore, will be subject to greater risk than the preferred securities or debt instruments of such issuers. In addition, common equity prices may be sensitive to rising interest rates as the costs of capital rise and borrowing costs increase.
In addition, equity investments, particularly preferred securities, may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in real estate-related equity securities will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities are subject to their own operating and other expenses and may be subject to a management fee or performance-based compensation (e.g., promote), which we as equity holders will indirectly bear. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate.

We invest in real estate corporate debt, which consists of secured and unsecured obligations issued by companies in the business of owning or operating real estate-related businesses.
We invest in corporate debt obligations of varying maturities issued by U.S. and foreign corporations and other business entities, which may include loans, corporate bonds, debentures, notes and other similar corporate debt instruments, including convertible securities. Bonds are fixed or variable rate debt obligations, including bills, notes, debentures, money market instruments and similar instruments and securities. Corporate debt is generally used by corporations and other issuers to borrow money from investors. The issuer pays the investor a rate of interest and normally must repay the amount borrowed on or before maturity. The rate of interest on corporate debt may be fixed, floating or variable, and may vary inversely with respect to a reference rate. The rate of return or return of principal on some debt obligations may be linked or indexed to the level of exchange rates between the U.S. dollar and a foreign currency or currencies. Debt instruments may be acquired with warrants attached. Certain bonds are “perpetual” in that they have no maturity date.
Our investments in real estate-related corporate credit will be subject to a number of risks, including interest rate risk, credit risk, high-yield risk, issuer risk, foreign (non-U.S.) investment risk, inflation/deflation risk, liquidity risk, smaller company risk and management risk. We generally will not have direct recourse to real estate assets owned or operated by the issuers of the corporate debt obligations that we invest in and the value of such corporate debt obligations may be impacted by numerous factors and may not be closely tied to the value of the real estate held by the corporate issuer.
We invest in equity of other REITs that invest in real estate or real estate debt as one of their core businesses and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.
REITs are subject to the risks of the real estate market, the real estate debt market and the securities market.
REITs generally depend upon management skills and may not be diversified. REITs are also subject to heavy cash flow dependency, defaults by borrowers and self-liquidation. In addition, REITs could possibly fail to (i) qualify for favorable tax treatment under applicable tax law or (ii) maintain their exemptions from registration under the Investment Company Act. The above factors may also adversely affect a borrower’s or a lessee’s ability to meet its obligations to the REIT. In the event of a default by a borrower or lessee, the REIT may experience delays in enforcing its rights as a mortgagee or lessor and may incur substantial costs associated with protecting its investments.
REITs (especially mortgage REITs) are also subject to interest rate risk. Rising interest rates may cause REIT investors to demand a higher annual yield, which may, in turn, cause a decline in the market price of the equity securities issued by a REIT.
Investing in certain REITs and real estate-related companies, which often have small market capitalizations, may also involve the same risks as investing in other small capitalization companies. There may be less trading in their stock, which means that buy and sell transactions in that stock could have a larger impact on the stock’s price than is the case with larger company stocks. REITs and smaller companies also may have fewer lines of business such that changes in any one line of business may have a greater impact on their stock price than that of a larger company.
Certain of our investments may have additional capital requirements.
Certain of our investments, including those in a development phase, if any, are expected to require additional financing to satisfy their working capital requirements or development strategies. The amount of such additional financing needed will depend upon the maturity and objectives of the particular asset, which may be valued at an unfavorable price at such time. Each round of financing (whether from us or other investors) is typically intended to provide enough capital to reach the next major milestone in an asset’s life-cycle. If the funds provided are not sufficient, additional capital may be required to be raised at a price unfavorable to the existing investors, including us. In addition, we may make additional debt and equity investments or exercise warrants, options, convertible securities or other rights that were acquired in the initial investment in such portfolio company in order to preserve our proportionate ownership when a subsequent financing is planned, or to protect our investment when such portfolio company’s performance does not meet expectations. The availability of capital is generally a function of capital market conditions that are beyond the control of us or any portfolio company. There can be no assurance that we or any portfolio company will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from any source. Failure to provide sufficient additional capital with respect to an investment could adversely affect our performance.

We will face “spread widening” risk related to our investment in securities.
For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the market spreads of the securities in which we invest may increase substantially, causing the securities prices to fall. It may not be possible to predict, or to hedge against, such “spread widening” risk. The perceived discount in pricing described under “—Some of our securities investments may become distressed, which securities would have a high risk of default and may be illiquid” may still not reflect the true value of the real estate assets underlying such real estate debt in which we may invest, and therefore further deterioration in value with respect thereto may occur following our investment therein. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.
We may invest in derivatives, which involve numerous risks.
We may enter into derivatives transactions, including options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps, total return swaps, credit default swaps and other swap agreements for investment, hedging or leverage purposes.
Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, such that in volatile markets we may not be able to close out a position without incurring a loss. In addition, daily limits on price fluctuations and speculative position limits on exchanges on which we may conduct our transactions in derivative instruments may prevent profitable liquidation of positions, subjecting us to the potential for greater losses. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies the gains and losses experienced by us and could cause the value of our assets to be subject to wider fluctuations than would otherwise be the case. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Such derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty. Although we intend to enter into transactions only with counterparties which the Advisor believes to be creditworthy, there can be no assurance that a counterparty will not default and that we will not sustain a loss on a transaction as a result. This risk will be heightened to the extent we enter into derivative transactions with a single counterparty (or affiliated counterparties that are part of the same organization), causing us to have significant exposure to such counterparty. Some types of cleared derivatives are required to be executed on an exchange or on a swap execution facility. A swap execution facility is a trading platform where multiple market participants can execute derivatives by accepting bids and offers made by multiple other participants in the platform. While this execution requirement is designed to increase transparency and liquidity in the cleared derivatives market, trading on a swap execution facility can create additional costs and risks for us. For centrally cleared derivatives, such as cleared swaps, futures and many options, the primary credit/counterparty risk is the creditworthiness of our clearing broker and the central clearing house itself. In the event of the counterparty’s bankruptcy or insolvency, our collateral may be subject to the conflicting claims of the counterparty’s creditors, and we may be exposed to the risk of a court treating us as a general unsecured creditor of the counterparty, rather than as the owner of the collateral. We are subject to the risk that issuers of the instruments in which we invest and trade may default on their obligations under those instruments, and that certain events may occur that have an immediate and significant adverse effect on the value of those instruments. There can be no assurance that an issuer of an instrument in which we invest will not default, or that an event that has an immediate and significant adverse effect on the value of an instrument will not occur, and that we will not sustain a loss on a transaction as a result.
Derivative instruments that may be purchased or sold by us may include instruments not traded over-the-counter or on an exchange. The risk of nonperformance by the counterparty to an instrument may be greater than, and the ease with which we can dispose of or enter into closing transactions with respect to an instrument may be less than, is the case with an exchange traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are not traded on an exchange. Derivative instruments not traded on exchanges also are not subject to the same type of government regulation as exchange traded instruments, and many of the protections afforded to participants in a regulated environment may not be available in connection with the transactions.

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
Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in our operations (including any change that causes us to be subject to certain specified covered statutory disqualifications) necessary to maintain our ability to rely upon the exemption from being regulated as a commodity pool operator could adversely affect our ability to implement our investment program, conduct our operations and achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit investing in interests that may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.
We make open market purchases or invest in traded securities.
We invest in securities that are traded (publicly or through other active markets (including through private transactions)) and are, therefore, subject to the risks inherent in investing in traded securities. When investing in traded securities, we may be unable to obtain financial covenants or other contractual governance rights, including management rights that we might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in traded securities, either when investigating a potential investment or after making the investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in traded securities because Cohen & Steers may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies or requirements. The inability to sell traded securities in these circumstances could materially adversely affect the investment results. In addition, securities acquired of a public company may, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up periods.

We may utilize non-recourse securitizations of certain of our CMBS investments, which may expose us to risks that could result in losses.
We may seek to utilize non-recourse securitizations of certain of our CMBS investments to the extent consistent with REIT and Investment Company Act requirements. This would likely involve us creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity in the securitized pool of loans or investments. Prior to any such financing, we may use short-term facilities to finance the acquisition of securities until a sufficient quantity of securities had been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other long-term financing. If we were to employ this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities were available, a sufficient amount of eligible securities to maximize the efficiency of a CMBS, CLO or private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long-term financing. The inability to consummate securitizations of our portfolio to finance our loans and investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital and credit markets, including volatility and disruption, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. Declines in the value of a mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, transaction costs incurred in executing transactions impact any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition.
In addition, the securitization of investments in our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses. Moreover, the Dodd-Frank Act contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers, to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we may be required to purchase and retain certain interests in a securitization into which we sell mortgage loans or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into and, accordingly, the risk retention rules may increase our potential liabilities or reduce our potential profits in connection with securitization of mortgage loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.

We may find it necessary or desirable to foreclose on certain of the loans or CMBS we acquire, and the foreclosure process may be lengthy and expensive.
We may find it necessary or desirable to foreclose on certain of the loans or CMBS we acquire, and the foreclosure process may be lengthy and expensive. The protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests may not be adequate. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy or its equivalent, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value, and in the event of any such foreclosure or other similar real estate owned-proceeding, we would also become the subject to the various risks associated with direct ownership of real estate, including environmental liabilities. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.
Risks Related to Debt Financing
We may encounter adverse changes in the credit markets.
Any adverse changes in the global credit markets could make it more difficult for us to obtain favorable financing, which would impact our ability to generate attractive investment returns for our stockholders. If we are unable to obtain favorable financing terms, we may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on our investment activities, any of which would negatively impact our performance.
We incur mortgage indebtedness and other borrowings, which increase our business risks and could hinder our ability to make distributions and could decrease the value of your investment.
We have financed the acquisition of investment properties by borrowing and we may continue to do so in substantial part, which increases our exposure to loss. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders in our next quarterly report), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio is in the range of 50% to 65%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt, net of cash and loan-related restricted cash (but excluding leverage on our securities portfolio, including listed REITs), by (ii) the asset value of real estate investments (measured using the greater of fair value and purchase price). We may exceed our target leverage ratio, particularly during a market downturn or in connection with a large acquisition. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.
We have and may continue to incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate acquired or borrow under mortgages on properties after they are acquired. Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the properties may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgagee(s). A foreclosure may also have substantial adverse tax consequences for us.

Many of these same issues also apply to credit facilities which are expected to be in place at various times as well. For example, the loan documents for such facilities may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable. We may also rely on short-term financing that would be especially exposed to changes in availability.
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
Generally, commercial real estate financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carveout” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. These financing arrangements with respect to our investments generally require “bad boy” guarantees from us or the Operating Partnership and if such a guarantee is called, our assets could be adversely affected. Moreover, our “bad boy” guarantees could apply to actions of the joint venture partners associated with our investments. While the Advisor negotiates indemnities from such joint venture partners to protect against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to us under such guarantees. We may provide “bad boy” guarantees on behalf of Other Cohen & Steers Accounts investing alongside us and as such guarantees are not for borrowed money, they will typically not be included under our leverage limitations.
If we draw on a line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.
We may seek to obtain a line of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow and net proceeds from offerings of our shares. There can be no assurances that we will be able to obtain a line of credit on financially reasonable terms. In addition, we may not be able to obtain a line of credit of an appropriate size for our business until such time as we have a substantial portfolio, or at all. If we borrow under a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from offerings of our shares or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness.
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
The volatility of the global credit markets could make it more difficult to obtain favorable financing for investments. During periods of volatility, which often occur during economic downturns, generally credit spreads widen, interest rates rise and investor demand for high-yield debt declines.

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
We entered into and may continue to enter into certain financing arrangements involving balloon payment obligations, which may adversely affect our ability to make distributions to our stockholders.
Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment is uncertain and may depend upon our ability to obtain replacement financing or our ability to sell particular properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Such a refinancing would depend on interest rates and lenders’ policies at the time of refinancing, economic conditions in general and the value of the underlying properties in particular. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.
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
Our success depends on our relationship with, and the performance of, the Advisor in the acquisition and management of our real estate portfolio, and our corporate operations. The Advisor may suffer or become distracted by adverse financial or operational problems in connection with Cohen & Steers’ business and activities unrelated to us and over which we have no control. Should the Advisor fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.

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
The Advisor’s power to approve the acquisition of a particular investment, finance or refinance any new or existing investment or dispose of an existing investment rests with an investment committee (the “Investment Committee”), sub-committees of the Investment Committee or particular professionals employed by the Advisor, depending on the size and type of the investment. Accordingly, our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Advisor, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, REITs and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Advisor, particularly in light of our perpetual-life nature, or that replacements will perform well. Although the Advisor has employment agreements with certain of these individuals, they may not remain associated with us or the Advisor. If any of these persons were to cease their association with us or the Advisor, our operating results could suffer. Our future success also depends, in large part, upon the Advisor’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Advisor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
Any material adverse change to the Dealer Manager’s ability to successfully build and maintain a network of licensed broker-dealers could have a material adverse effect on our business and the Offering.
The dealer manager for the Offering is Cohen & Steers Securities, LLC. Any material adverse change to the ability of our Dealer Manager to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on our business. If the Dealer Manager is unable to build and maintain a sufficient network of participating broker-dealers to distribute shares in offerings of our shares, our ability to raise proceeds through such offerings and implement our investment strategy may be adversely affected. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between our offerings and those of other issuers, which could adversely affect our ability to raise proceeds from such offerings and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.
You will not have the benefit of an independent due diligence review in connection with offerings of our shares and, if a conflict of interest arises between us and Cohen & Steers, we may incur additional fees and expenses.
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

The fees we pay in connection with the continuous public and private offerings of our shares and the agreements entered into with Cohen & Steers and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.
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
The Advisor faces a conflict of interest because the fees it receives for services performed are based in part on our NAV, which the Advisor is ultimately responsible for determining.
The Advisor is paid a management fee for its services based on our NAV, which is calculated by an affiliate of The Bank of New York Mellon, a third-party firm that provides us with certain administrative and accounting services, based on valuations provided by the Advisor. In addition, the distributions to be received by the Special Limited Partner with respect to its performance participation interest in the Operating Partnership are based in part upon the Operating Partnership’s net assets (which is a component of our NAV). The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Advisor may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of your shares of common stock on a given date may not accurately reflect the value of our portfolio, and your shares may be worth less than the purchase price or more than the repurchase price. The valuation of our investments will affect the amount and timing of the management fee paid to the Advisor and the Special Limited Partner’s performance participation interest. As a result, there may be circumstances where the Advisor is incentivized to determine valuations that are higher than the actual fair value of our investments.
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

The existence of the Special Limited Partner’s 10% performance participation interest in our Operating Partnership, which is based on our total distributions plus the change in NAV per share (i.e., the Operating Partnership’s total return over the calendar year), may create an incentive for the Advisor to make riskier or more speculative investments on our behalf or cause us to use more leverage than we would in the absence of such performance-based compensation. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the performance participation interest may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed of. Further, the Special Limited Partner may be entitled to receive compensation under the performance participation for a given year even if some of our stockholders who purchased shares during such year experienced a decline in NAV per share. Similarly, stockholders whose shares are repurchased during a given year may have their shares repurchased at a lower NAV per share as a result of an accrual for the estimated performance participation at such time, even if no performance participation allocation for such year is ultimately payable to the Special Limited Partner at the end of such calendar year.
Because the management fee and performance participation are based on our NAV, the Advisor may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV, and the Dealer Manager may also be incentivized to sell more shares of our common stock in offerings of our shares to increase aggregate NAV, which would, in each case, increase amounts payable to the Advisor and the Special Limited Partner, but may make it more difficult for us to efficiently deploy new capital.
Cohen & Steers personnel will work on other projects and conflicts may arise in the allocation of personnel between us and other projects.
The Advisor and its affiliates will devote such time as they determine to be necessary to conduct our business affairs in an appropriate manner. However, Cohen & Steers personnel, including members of the Investment Committee, work on other projects, serve on other committees (including boards of directors) and source potential investments for and otherwise assist the investment programs of Other Cohen & Steers Accounts, including other investment programs to be developed in the future. Time spent on these other initiatives diverts attention from our activities, which could negatively impact us. Furthermore, Cohen & Steers and Cohen & Steers personnel derive financial benefit from these other activities, including fees and performance-based compensation. Our Sponsor’s personnel share in the fees and performance-based compensation generated by Other Cohen & Steers Accounts. These and other factors create conflicts of interest in the allocation of time by such personnel.
Cohen & Steers is subject to a number of conflicts of interest, regulatory oversight and legal and contractual restrictions due to its multiple business lines, which may reduce the synergies that we expect to draw on or otherwise reduce the opportunities available to us.
Cohen & Steers has multiple business lines, which Cohen & Steers, Other Cohen & Steers Accounts and third parties will in certain circumstances engage to provide brokerage, investment advisory or other services. As a result of these activities, Cohen & Steers is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. For example, Cohen & Steers may come into possession of information that limits our ability to engage in potential transactions. Similarly, other Cohen & Steers businesses and their personnel may be prohibited by law or contract from sharing information with the Advisor or its affiliates that would be relevant to monitoring our investments and other activities. Additionally, Cohen & Steers or Other Cohen & Steers Accounts can be expected to enter into covenants that restrict or otherwise limit our ability to make investments in, or otherwise engage in, certain businesses or activities. For example, Other Cohen & Steers Accounts could have granted exclusivity to a joint venture partner that limits us and Other Cohen & Steers Accounts from owning assets within a certain distance of any of the joint venture’s assets, or Cohen & Steers or an Other Cohen & Steers Account could have entered into a non-compete in connection with a sale or other transaction. These types of restrictions may negatively impact our ability to implement our investment program. Finally, certain personnel who are members of the investment team or Investment Committee may be excluded from participating in certain investment decisions due to conflicts involving other businesses or for other reasons, including other business activities, in which case we will not benefit from their experience. Our stockholders will not receive a benefit from any fees earned by Cohen & Steers or its personnel from these other businesses.

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
Cohen & Steers can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes, as a result of its access to (and rights regarding) this data and information from us and Other Cohen & Steers Account. Cohen & Steers has entered and will continue to enter into information sharing and use arrangements, which will give Cohen & Steers access to (and rights regarding) data that it would not otherwise obtain in the ordinary course, with us, Other Cohen & Steers Accounts, related parties and service providers. Information obtained from us provides material benefits to Cohen & Steers and Other Cohen & Steers Accounts without compensation or other benefit accruing to us or our stockholders.
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
Other present and future activities of Cohen & Steers and its affiliates (including the Advisor and the Dealer Manager) will from time to time give rise to additional conflicts of interest relating to us and our investment activities. If any such conflict of interest arises, we will attempt to resolve it in a fair and equitable manner. Investors should be aware that conflicts will not necessarily be resolved in favor of our interests.

We may purchase assets from or sell assets to the Advisor and its affiliates, and such transactions may cause conflicts of interest.
We may in the future directly or indirectly source, sell or purchase all or any portion of an asset (or portfolio of assets/investments) to or from the Advisor and its affiliates or their respective related parties, including parties which such affiliates or related parties, or Other Cohen & Steers Accounts, own or have invested in. Such transactions will be subject to the approval of a majority of directors (including a majority of our independent directors) not otherwise interested in the transaction. The transactions referred to in this paragraph involve conflicts of interest, as our Sponsor and its affiliates may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction.
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
With respect to Other Cohen & Steers Accounts with investment objectives or guidelines that overlap with ours but that do not have priority over us, investment opportunities are allocated among us and one or more Other Cohen & Steers Accounts in accordance with our Sponsor’s prevailing policies and procedures on a basis that the Advisor and its affiliates believe to be fair and equitable in their sole discretion, which may be pro rata based on relative available capital, subject to the following considerations: (i) any applicable investment objectives or focus of ours and such Other Cohen & Steers Accounts (which, for us, includes our primary objective of providing attractive current income in the form of regular, stable cash distributions), (ii) any investment limitations, parameters or contractual provisions of ours and such Other Cohen & Steers Accounts (e.g., a joint venture between us and an Other Cohen & Steers Account must be on substantially similar terms), (iii) the sector, geography/location, expected return profile, expected distribution rates, anticipated cash flows, expected stability or volatility of cash flows, leverage profile, risk profile and other features of the applicable investment opportunity and its impact on portfolio concentration and diversification (including (A) allocations necessary for us or Other Cohen & Steers Accounts to maintain a particular concentration in a certain type of investment (e.g., if an Other Cohen & Steers Account follows a liquid strategy pursuant to which it sells a type of investment more or less frequently than us and we or such Other Cohen & Steers Account needs a non pro rata additional allocation to maintain a particular concentration in that type of investment) and (B) whether a particular fund already has its desired exposure to the investment, sector, industry, geographic region or markets in question), (iv) maintaining structuring and financing flexibility for shared investments, (v) avoiding allocation that could result in de minimis or odd lot investments and (vi) legal, tax, accounting, regulatory and other considerations deemed relevant by the Advisor and its affiliates (including maintaining our qualification as a REIT and our status as a non-investment company exempt from the Investment Company Act).
The Advisor is the investment advisor to the Cohen & Steers Closed-End Funds, which are closed-end investment companies registered under the Investment Company Act. The Cohen & Steers Closed-End Funds generally invest in equity securities of real estate companies, but also either have or may have the ability to invest in similar high-quality, stabilized real estate assets. To the extent an investment is determined by the Advisor to satisfy the investment objectives of both us and the Cohen & Steers Closed-End Funds, such investment will generally be allocated in accordance with the Advisor’s existing policies and procedures at such time.

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
The Advisor and its affiliates calculate available capital, weigh the factors described above (which will not be weighted equally) and make other investment allocation decisions in accordance with their prevailing policies and procedures at such time in their sole discretion, taking into account a variety of considerations, which may include NAV, any actual or anticipated allocations, expected future fundraising and uses of capital, applicable investment guidelines, excuse rights and investor preferences, any or all reserves, vehicle sizes, targeted amounts of securities as determined by the Advisor and its affiliates, geographic limitations and actual or anticipated capital needs or other factors determined by the Advisor and its affiliates. The manner in which our available capital is determined may differ from, or subsequently change with respect to, Other Cohen & Steers Accounts. The amounts and forms of leverage utilized for investments will also be determined by the Advisor and its affiliates in their sole discretion.
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
The amount of performance-based compensation charged or management fees paid by us may be less than or exceed the amount of performance-based compensation charged or management fees paid by Other Cohen & Steers Accounts. Such variation may create an incentive for our Sponsor to allocate a greater percentage of an investment opportunity to us or such Other Cohen & Steers Accounts, as the case may be.
Under certain circumstances, our Advisor may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including as a result of our prior investments, business or other reasons applicable to us, Other Cohen & Steers Accounts, Cohen & Steers or its affiliates.
Under certain circumstances, our Advisor may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including as a result of business, reputational or other reasons applicable to us, Other Cohen & Steers Accounts, Cohen & Steers or its affiliates. In addition, the Advisor and its affiliates may determine that we should not pursue some or all of an investment opportunity, including, by way of example, because we have already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Advisor and its affiliates in their good faith reasonable sole discretion, or the investment is not appropriate for us for other reasons as determined by the Advisor and its affiliates in their good faith reasonable sole discretion. In any such case Cohen & Steers could, thereafter, offer such opportunity to other parties, including Other Cohen & Steers Accounts, joint venture partners, related parties or third parties. Any such Other Cohen & Steers Accounts may be advised by a different Cohen & Steers business group with a different investment committee, which could determine an investment opportunity to be more attractive than the Advisor believes to be the case. In any event, there can be no assurance that the Advisor’s assessment will prove correct or that the performance of any investments actually pursued by us will be comparable to any investment opportunities that are not pursued by us. Cohen & Steers, including its personnel, will, in certain circumstances, receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by us to the Advisor. In some cases Cohen & Steers earns greater fees when Other Cohen & Steers Accounts participate alongside or instead of us in an investment.
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

In connection with negotiating loans, bank or securitization financings in respect of our real estate-related transactions, Cohen & Steers will generally obtain the right to participate on its own behalf (or on behalf of vehicles it manages) in a portion of the financings with respect to such Cohen & Steers-sponsored transactions (including transactions where the underlying collateral includes property owned by Other Cohen & Steers Accounts) upon an agreed upon set of terms. We do not believe that this arrangement has an effect on the overall terms and conditions negotiated with the arrangers of such senior loans other than as described in the preceding sentence. If we make or have an investment in a property in which an Other Cohen & Steers Account has a mezzanine or other debt investment, or vice versa, Cohen & Steers may have conflicting loyalties between its duties to us and to other affiliates. Such investments may inherently give rise to actual or perceived conflicts of interest between or among the various classes of securities that may be held by such entities. Because of the affiliation with Cohen & Steers, the Advisor may have a greater incentive to invest in Cohen & Steers-sponsored financings (as compared to real estate-related financings sponsored by other real estate firms or financial sponsors). In certain circumstances, we may be required to commit funds necessary for an investment prior to the time that all anticipated debt financing has been secured. In such circumstance, Other Cohen & Steers Accounts or Cohen & Steers itself may receive compensation for providing such financing or commitment, which fees will not be shared with or otherwise result in an offset of the management fee paid to the Advisor. The conflicts applicable to Other Cohen & Steers Accounts who invest in different securities of issuers will apply equally to Cohen & Steers itself in such situations.
To the extent that we make or have an investment in, or through the purchase of debt obligations become a lender to, a company in which an Other Cohen & Steers Account has a debt or equity investment (including through investments in CMBS where the underlying properties are owned by Other Cohen & Steers Accounts), Cohen & Steers will generally have conflicting loyalties between its duties to us and to Other Cohen & Steers Accounts. In that regard, actions may be taken for the Other Cohen & Steers Accounts that are adverse to us (and vice versa). Moreover, we will generally “follow the vote” of other similarly situated third-party creditors (if any) in voting and governance matters where conflicts of interest exist and will have a limited ability to separately protect our investment and will depend on such third parties’ actions (which may not be as capable as the Advisor and may have other conflicts arising from their other relationships, both with Cohen & Steers and other third parties that could impact their decisions). In addition, conflicts can also be expected to arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof.
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
To the extent we acquire properties through joint ventures alongside Other Cohen & Steers Accounts, such investments will be allocated as described above, and we may be allocated interests in such joint ventures that are smaller than the interests of the Other Cohen & Steers Accounts. Generally, we expect the level of control we have with respect to any joint venture will correspond to our economic interest in such joint venture. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Cohen & Steers Accounts. Such joint venture investments will involve risks and conflicts of interest. See “—We may make a substantial amount of joint venture investments, including with Cohen & Steers affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.”

Our Sponsor may have an opportunity to acquire a portfolio or pool of assets, securities and instruments in a single or related transactions with a particular seller that it determines in its sole discretion should be divided and allocated among us and Other Cohen & Steers Accounts, including where certain of such assets, securities or instruments are specifically allocated (in whole or in part) to us and such Other Cohen & Steers Accounts. Such allocations generally would be based on its assessment of, among other things, the expected returns and risk profile of the portfolio and each of the assets therein and may provide greater benefits to Other Cohen & Steers Accounts than to us (or vice versa). For example, some of the assets in a pool may have an opportunistic return profile not appropriate for us. Also, a pool may contain both debt and equity instruments that our Sponsor determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool based on a determination by the seller, by a third-party valuation firm or by the Advisor and its affiliates, and therefore among us and the Other Cohen & Steers Accounts acquiring any of the assets, securities and instruments, although our Sponsor could, in certain circumstances, allocate value to us and such Other Cohen & Steers Accounts on a different basis than the contractual purchase price. To the extent that any such allocations would cause us to participate in a transaction with Other Cohen & Steers Accounts for a portfolio or pool of assets, securities and instruments that we otherwise may not have acquired individually, our Sponsor will have conflicting loyalties between its duties to us and to Other Cohen & Steers Accounts.
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
The amount of performance-based compensation charged or management fees paid by us may be less than or exceed the amount of performance-based compensation charged or management fees paid by Other Cohen & Steers Accounts. Such variation may create an incentive for our Sponsor to allocate a greater percentage of an investment opportunity to us or such Other Cohen & Steers Accounts, as the case may be.
Cohen & Steers may raise or manage Other Cohen & Steers Accounts, which could result in the reallocation of Cohen & Steers personnel and the direction of potential investments to such Other Cohen & Steers Accounts.
Cohen & Steers reserves the right to raise or manage Other Cohen & Steers Accounts, including income-focused, opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower-risk, lower-return funds or higher-risk, higher-return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments globally, in a particular region outside of the U.S. and Canada, or in a single sector of the real estate investment space (e.g., office, industrial, retail or residential) or making non-controlling investments in public and private debt and equity securities and investment funds that may have the same or similar investment objectives or guidelines as us or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See – “Certain Other Cohen & Steers Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.” In particular, we expect that there will be overlap of real estate and real estate debt investment opportunities with certain Other Cohen & Steers Accounts that are actively investing, and similarly, there will be overlap with future Other Cohen & Steers Accounts. Additionally, future Other Cohen & Steers Accounts may have a similar investment objective to invest in high-quality, stabilized real estate assets. The closing of an Other Cohen & Steers Account could result in the reallocation of Cohen & Steers personnel, including reallocation of existing real estate professionals, to such Other Cohen & Steers Account. In addition, potential investments that may be suitable for us may be directed toward such Other Cohen & Steers Account.

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
Certain Cohen & Steers personnel will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to us and Other Cohen & Steers Accounts, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to ours, including if such other entities compete with us for investment opportunities or other resources.
The Cohen & Steers personnel in question may have a greater financial interest in the performance of the other entities than our performance. This involvement may create conflicts of interest in making investments on our behalf and on behalf of such other funds, accounts and other entities. Although the Advisor will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for us. Also, Cohen & Steers personnel are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to Cohen & Steers’ code of ethics requirements), some of which will involve conflicts of interest. Such personal securities transactions will, in certain circumstances, relate to securities or instruments, which can be expected to also be held or acquired by us or Other Cohen & Steers Accounts, or otherwise relate to companies or issuers in which we have or acquire a different principal investment (including, for example, with respect to seniority). There can be no assurance that conflicts of interest arising out of such activities will be resolved in our favor. Investors will not receive any benefit from any such investments, and the financial incentives of Cohen & Steers personnel in such other investments could be greater than their financial incentives in relation to us.
The Advisor may face conflicts of interest in choosing our service providers and certain service providers may provide services to the Dealer Manager, the Advisor or Cohen & Steers on more favorable terms than those payable by us.
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

Although Cohen & Steers selects service providers and vendors it believes are most appropriate in the circumstances based on its knowledge of such service providers and vendors (which knowledge is generally greater in the case of service providers and vendors that have other relationships to Cohen & Steers), the relationship of service providers and vendors to Cohen & Steers as described above will, in certain circumstances, influence Cohen & Steers in deciding whether to select or recommend such an advisor or service provider to perform services for us, the cost of which will generally be borne directly or indirectly by us, and incentivize Cohen & Steers to engage such service provider over another third party, utilize the services of such service providers and vendors more frequently than would be the case absent the conflict, or to cause us to pay such service providers and vendors higher fees or commissions than would be the case absent the conflict. The incentive could be created by current income or the generation of enterprise value in a service provider or vendor. Cohen & Steers may also have an incentive to invest in or create service providers and vendors to realize on these opportunities. Furthermore, Cohen & Steers may from time to time encourage third-party service providers to Other Cohen & Steers Accounts to use other service providers and vendors in which Cohen & Steers has an interest, and Cohen & Steers has an incentive to use third-party service providers who do so as a result of the additional business for the related service providers and vendors. Fees paid to or value created in these service providers and vendors do not offset or reduce the Advisor’s management fee and are not otherwise shared with us. In the case of brokers of securities, our Sponsor has a best execution policy that it updates from time to time to comply with regulatory requirements in applicable jurisdictions.
Cohen & Steers, Other Cohen & Steers Accounts and personnel and related parties of the foregoing may in the future receive fees and compensation, including performance-based and other incentive fees, for products and services provided to us, such as fees for asset, development and property management; arranging, underwriting, syndication or refinancing of a loan or investment (or other additional fees, including acquisition fees, loan modification or restructuring fees); loan servicing; special servicing; other servicing; administrative services; advisory services on purchase or sale of an asset or company; other advisory services; investment banking and capital market services; placement agent services; fund administration; internal legal and tax planning services; information technology products and services; insurance procurement; brokerage solutions and risk management services; data extraction and management products and services; fees for monitoring and oversight of loans, property, title and other types of insurance and related services; and other products and services (including restructuring, consulting, monitoring, commitment, syndication, origination, organizational and financing and divestment services). Such parties will also provide products and services for fees to Cohen & Steers, Other Cohen & Steers Accounts and their personnel and related parties, as well as third parties.
Legal fees for unconsummated transactions are often charged at a discounted rate, such that if we consummate a higher percentage of transactions with a particular law firm than Cohen & Steers, Other Cohen & Steers Accounts and their respective affiliates, we could indirectly pay a higher net effective rate for the services of that law firm than Cohen & Steers or Other Cohen & Steers Accounts or their respective affiliates. Also, advisors, vendors and service providers often charge different rates or have different arrangements for different types of services. For example, advisors, vendors and service providers often charge fees based on the complexity of the matter as well as the expertise and time required to handle it. Therefore, to the extent the types of services used by us are different from those used by Cohen & Steers, Other Cohen & Steers Accounts and their respective affiliates and personnel, we can be expected to pay different amounts or rates than those paid by such other persons. Similarly, Cohen & Steers, the Other Cohen & Steers Accounts and affiliates and we can be expected to enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with Cohen & Steers) from time to time whereby such counterparty will, in certain circumstances, charge lower rates (or no fee) or provide discounts or rebates for such counterparty’s products or services depending on the volume of transactions in the aggregate or other factors.
In addition to the service providers and vendors described above, we will engage in transactions with one or more businesses that are owned or controlled by Cohen & Steers directly, not through one of its funds, including the businesses described below. These businesses will, in certain circumstances, also enter into transactions with other counterparties of ours. Cohen & Steers could benefit from these transactions and activities through current income and creation of enterprise value in these businesses. Furthermore, Cohen & Steers will from time to time encourage our third-party service providers to use other Cohen & Steers-affiliated service providers and vendors in connection with our business and the business of unaffiliated entities, and Cohen & Steers has an incentive to use third-party service providers who do so as a result of the indirect benefit to Cohen & Steers and additional business for the related service providers and vendors. No fees charged by these service providers and vendors will offset or reduce the Advisor’s management fees. Furthermore, Cohen & Steers, the Other Cohen & Steers Accounts and their respective affiliates and related parties will use the services of these Cohen & Steers affiliates, including at different rates. Although Cohen & Steers believes the services provided by its affiliates are likely to be equal to or better than those of third parties, Cohen & Steers directly benefits from the engagement of these affiliates, and there is therefore an inherent conflict of interest.

Certain Cohen & Steers-affiliated service providers and their respective personnel may receive a management promote, an incentive fee and other performance-based compensation in respect of our investments. Furthermore, Cohen & Steers-affiliated service providers can be expected to charge costs and expenses based on allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses); provided that these amounts will not exceed market rates as determined to be appropriate under the circumstances. Generally, we may engage Cohen & Steers-affiliated service providers only if a majority of our Board, and a majority of the members of the affiliate transaction committee (which is composed of each of our independent directors), not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.
The Advisor and its affiliates will make determinations of market rates (i.e., rates that fall within a range that the Advisor and its affiliates has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms) based on its consideration of a number of factors, which are generally expected to include the experience of the Advisor and its affiliates with non-affiliated service providers as well as benchmarking data and other methodologies determined by the Advisor and its affiliates to be appropriate under the circumstances. In respect of benchmarking, while Cohen & Steers often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Cohen & Steers affiliates in the applicable market or certain similar markets, relevant comparisons may not be available for a number of reasons, including as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., within property management services, different assets may receive different property management services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset by asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then owned or to be acquired (such as location or size), or the particular characteristics of services provided. For these reasons, such market comparisons may not result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by us or by Other Cohen & Steers Accounts and will not offset the management fee we pay to the Advisor. Finally, in certain circumstances third-party benchmarking may be considered unnecessary, including because the price for a particular good or service is mandated by law (e.g., title insurance in rate regulated states). Some of the services performed by Cohen & Steers-affiliated service providers could also be performed by our Sponsor from time to time and vice versa. Fees paid by us to Cohen & Steers-affiliated service providers do not offset or reduce the management fee we pay to the Advisor and are not otherwise shared with us.
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
Certain properties owned by us or an Other Cohen & Steers Account will, in certain circumstances, be leased out to tenants that are affiliates of Cohen & Steers, including Other Cohen & Steers Accounts or their respective portfolio companies, which would give rise to a conflict of interest. In such events, the Advisor will endeavor to ensure that such conflicts are resolved in a fair and equitable manner, subject to applicable oversight of the Board.
The personnel of the Dealer Manager and the Advisor may trade in securities for their own accounts, subject to restrictions applicable to Cohen & Steers personnel.
The officers, directors, members, managers and employees of the Dealer Manager and the Advisor can be expected to trade in securities and make personal investments for their own accounts, subject to restrictions and reporting requirements as may be required by law and Cohen & Steers policies, or otherwise determined from time to time by the Dealer Manager or the Advisor. Such personal securities transactions and investments will, in certain circumstances, result in conflicts of interest, including to the extent they relate to (i) an entity in which we hold or acquire an interest (either directly through a privately negotiated investment or indirectly through the purchase of securities or other traded instruments related thereto) and (ii) entities that have interests which are adverse to ours or pursue similar investment opportunities as us.
We have a diverse stockholder group and the interests of our stockholders may conflict with one another and may conflict with the interests of investors in other vehicles that we co-invest with.
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
We may be subject to additional potential conflicts of interest as a consequence of Cohen & Steers’ status as a public company.
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
We and Other Cohen & Steers Accounts may, in the ordinary course of our or their respective businesses and where permitted by applicable laws, regulations and our or their respective policies and procedures, make political contributions to elected officials or candidates for elected office or political organizations, hire lobbyists or engage in other permissible political activities with the intent of furthering our or their business interests or otherwise. In certain circumstances, there may be initiatives where such activities are coordinated by Cohen & Steers for the benefit of us or Other Cohen & Steers Accounts. The interests advanced through such activities may, in certain circumstances, not align with or be adverse to our interests, the interests of our stockholders or the interests of Other Cohen & Steers Accounts. The costs of such activities may be allocated among us and Other Cohen & Steers Accounts (and borne indirectly by our stockholders). While the costs of such activities will typically be borne by the entity undertaking such activities, such activities may also directly or indirectly benefit us, Other Cohen & Steers Accounts or Cohen & Steers. There can be no assurance that any such activities will be successful in advancing our interests or the interests of Other Cohen & Steers Accounts or otherwise benefit such entities.
Risks Related to our REIT Status and Certain Other Tax Items
If we do not qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.
We expect to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, we could fail various compliance requirements which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
•we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and any resulting tax liability could be substantial and could have a material adverse effect on our book value;
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
Compliance with REIT requirements may cause us to forgo otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce our stockholders’ overall return.
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

Our charter does not permit any person or group to beneficially or constructively own more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock or of the aggregate of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these limits would not be effective without an exemption (prospectively or retroactively) from these limits by our Board.
For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than 9.8%, in value or number of shares, whichever is more restrictive, of the shares of our outstanding common stock, or 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of our outstanding capital stock of all classes or series (the “Ownership Limit”). The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or our capital stock by a person could cause another person to constructively own in excess of 9.8% of our outstanding common stock or our capital stock, respectively, and thus violate the Ownership Limit. There can be no assurance that our Board, as permitted in the charter, will not decrease this Ownership Limit in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the Ownership Limit without the consent of our Board will result either in the shares in excess of the limit being transferred by operation of our charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.
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
Notwithstanding the Ownership Limit, discussed above, our Board may grant a waiver of the Ownership Limit to one or more stockholders. As a result, one or more of our stockholders may own 10% or more of our stock (a “10% Stockholder”). If any such 10% Stockholder, actually or taking into account certain constructive ownership rules, owns 10% or more of any tenant, rents from such tenant will cease to qualify as “rents from real property” for purposes of the REIT gross income tests. We conduct diligence in respect of ownership of our tenants by any 10% Stockholder; however, given the broad attribution rules that apply for this purpose, we may not have access to all information relevant for this determination and we may not be able in all cases to identify any such related party tenants in a timely manner. If one or more tenants of ours becomes a related party tenant for purposes of the rules described above, non-qualifying rents received from such tenant could cause us to fail our REIT gross income tests, in which case we could fail to qualify as a REIT or could be required to pay a penalty tax to retain our REIT qualification.
Non-U.S. holders may be required to file U.S. federal income tax returns and pay U.S. federal income tax upon their disposition of shares of our common stock or upon their receipt of certain distributions from us.
In addition to any potential U.S. federal withholding tax on ordinary dividends, a non-U.S. holder, other than a “qualified shareholder” or a “withholding qualified holder,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from such disposition. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. We do not expect our shares of common stock to be treated as regularly traded on an established securities market.

Final Treasury regulations that are effective as of April 25, 2024 (the “Final Regulations”) modify prior tax guidance relating to the determination of whether we are a domestically controlled REIT. The Final Regulations provide a look-through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or non-public domestic C corporations owned more than 50% directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” as foreign persons. The Final Regulations further provide that domestic publicly traded partnerships, public domestic C corporations, and public regulated investment companies will be treated as look-through persons if the REIT has actual knowledge that the partnership, corporation, or regulated investment company, as applicable, is foreign controlled. The look-through rule set forth in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a domestically controlled REIT for a period of up to ten years, or until the earlier date on which the REIT undergoes a significant change in its ownership (meaning the percentage of the REIT stock held by non-look-through persons increases by more than 50% in the aggregate over the percentage of REIT stock owned by such non-look-through persons on April 24, 2024, the date the Final Regulations were issued) or the REIT acquires additional USRPIs that represent more than 20% of the aggregate fair market value of its USRPIs held on April 24, 2024, the date the Final Regulations were issued (the “Applicable Limits”). If a REIT exceeds an Applicable Limit during the ten-year period, then the look-through rule set forth in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date it exceeds such Applicable Limit. While we cannot predict when we will commence being subject to such look-through rule in the Final Regulations, we may not be able to satisfy the applicable requirements for the duration of the ten-year period, and may otherwise not qualify as a domestically controlled REIT.
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
Rules enacted as part of the Tax Cuts and Jobs Act may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. The deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses and any deductions for “qualified business income.” A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
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
We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. If we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
If our Operating Partnership failed to qualify as a partnership or was not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of our Operating Partnership as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. If this occurred, it would reduce the amount of distributions that our Operating Partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on your investment.
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
There are special considerations that apply to investing in shares of our common stock on behalf of a pension, profit sharing, 401(k) or other employer-sponsored retirement plans, health or welfare plans, trusts, individual retirement accounts (“IRAs”), or Keogh plans that are subject to Title I of ERISA or Section 4975 of the Code. If you are investing the assets of any of the entities identified in the prior sentence in our common stock, you should satisfy yourself that:
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
Stockholders subject to ERISA or Section 4975 of the Code should consult their own advisors as to the effect of ERISA and Section 4975 of the Code on an investment in our shares of common stock. If our assets are deemed to constitute “plan assets” of any stockholder that is a “benefit plan investor” (each within the meaning of ERISA and the regulations promulgated thereunder by the U.S. Department of Labor, as modified by Section 3(42) of ERISA (the “Plan Assets Regulation”)), this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company; (ii) the possibility that certain transactions in which the Company has entered into in the ordinary course of business constitute non-exempt “prohibited transactions” under Title I of ERISA or Section 4975 of the Code, and may have to be rescinded; (iii) our management, as well as various providers of fiduciary or other services to us (including the Advisor), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise “parties in interest” (within the meaning of ERISA) or “disqualified persons” (within the meaning of Section 4975 of the Code) for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iv) the fiduciaries of stockholders that are “benefit plan investors” would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.

If a prohibited transaction occurs for which no exemption is available, the Advisor or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the “benefit plan investor” any profit realized on the transaction and (ii) reimburse the “benefit plan investor” for any losses suffered by the “benefit plan investor” as a result of the investment. In addition, each “disqualified person” involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a “benefit plan investor” who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of the benefit plan investor’s investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Advisor. With respect to a “benefit plan investor” that is an IRA that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, could cause the IRA to lose its tax-exempt status.
Prospective investors that are or are acting on behalf of (i) an “employee benefit plan” (within the meaning of Section 3(3) of ERISA), which is subject to Title I of ERISA; (ii) a “plan” described in Section 4975 of the Code, that is subject to Section 4975 of the Code (including an IRA and a “Keogh” plan); (iii) a plan, fund, account or other arrangement that is subject to the provisions of any other federal, state, local, non-U.S. or other laws or regulations that are similar to the fiduciary responsibility or prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code; or (iv) an entity whose underlying assets are considered to include the assets of any of the foregoing described in clauses (i), (ii) and (iii) pursuant to ERISA or other applicable law (each of the foregoing described in clauses (i), (ii), (iii) and (iv) referred to as a “Plan”) should consult with their own legal, tax, financial and other advisors to review these implications in light of such investor’s particular circumstances. The sale of our common stock to any Plan is in no respect a representation by us or any other person associated with the Offering that such an investment meets all relevant legal requirements with respect to investments by Plans generally or any particular Plan, or that such an investment is appropriate for Plans generally or any particular Plan.
We may face risks with respect to our operation as a VCOC or REOC.
The Company may operate in a manner intended to qualify as a “venture capital operating company” (a “VCOC”) or “real estate operating company” (“REOC”) (each within the meaning of the Plan Assets Regulation), in order to avoid holding “plan assets” within the meaning of ERISA, as described above. Operating as a VCOC would require that the Company obtain rights to substantially participate in or influence the conduct of the management of a number of the Company’s investments and, in the case of operating as a REOC, participating in the management and development activities of the underlying real estate. In this regard, the Company may designate a director to serve on the board of directors of one or more portfolio entities. The designation of directors and other measures contemplated could expose our assets to claims by a portfolio entity, its security holders and its creditors. While the Company intends to minimize exposure to these risks, the possibility of successful claims cannot be precluded. Because the Company may operate in a manner intended to qualify as a VCOC or REOC in order to avoid holding “plan assets” within the meaning of ERISA, the Company may be restricted or precluded from making certain investments. In addition, such operation could require us to liquidate investments at a disadvantageous time, resulting in lower proceeds than might have been the case without the need for such compliance.
We may encounter risks arising from potential control group liability.
Under ERISA and the Code, all members of a group of commonly controlled trades or businesses may be jointly and severally liable for each other’s obligations to any defined benefit pension plans maintained by an entity in the controlled group or to which such entity is obligated to contribute. These obligations may include the obligation to make required pension contributions, the obligation to fund any deficit amount upon pension plan termination and the obligation to pay withdrawal liability owed to a multi-employer (union) plan to which such entity makes contributions if the entity withdraws from an underfunded multi-employer pension plan. A 2013 U.S. Federal Appeals court decision found that certain supervisory and portfolio management activities of a private equity fund could cause a fund to be considered a trade or business for these purposes, and thus, liable for withdrawal liability owed by a fund’s portfolio company to an underfunded multi-employer plan, which covered the employees of the portfolio company. Accordingly, if we invest in a control type investment and are found to be engaged in a “trade or business” for ERISA purposes, we and the various entities in which we have a control type investment could be held liable for the defined benefit pension obligations of one or more of such investments.

General Risk Factors
We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.
Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of our real estate assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow tenants to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators or other replacements for the reduced or interrupted utilities, which also could be insufficient to fully operate our facilities and could result in our inability to provide services.
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
Our use of short sales for investment or risk management purposes subjects us to risks associated with selling short. We may engage in short sales where we do not own or have the right to acquire the security sold short at no additional cost. Our loss on a short sale theoretically could be unlimited in a case where we are unable, for whatever reason, to close out a short position.
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
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, ruling or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Anticipating policy changes and reforms may be particularly difficult during periods of heightened partisanship at the federal, state and local levels, including due to the divisiveness surrounding populist movements, political disputes and socioeconomic issues. The failure to accurately anticipate the possible outcome of such changes or reforms could have a material adverse effect on our performance.

In recent years, there has been increased regulatory enforcement activity and rulemaking impacting the financial services industry. Under the prior U.S. presidential administration, including at the SEC and certain other regulatory bodies, policy changes could have imposed additional costs on us and our investments, required significant attention of senior management or resulted in limitations on the manner in which we conduct business. We cannot predict at this time whether and the extent to which the current U.S. presidential administration and newly-appointed senior officials at the SEC and other federal agencies will pursue these or other policy changes. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our tenants.
Additionally, any changes to or repeal of the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategy and may result in our investment focus shifting from the areas of expertise of the Adviser to other types of investments in which the Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the value of a stockholder’s investment.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We are externally managed by the Advisor, a subsidiary of Cohen & Steers. Representatives of the Company and the Advisor operate the Company’s business through Cohen & Steers’ information systems. Our business depends on the effectiveness of our and Cohen & Steers’ information and cybersecurity policies and procedures to protect our and Cohen & Steers’ network and telecommunications systems and the data that reside in or are transmitted through such systems.
Cybersecurity is a crucial component of our risk management program and of Cohen & Steers’ enterprise risk management program. Cohen & Steers has implemented and maintains various information security processes designed to identify, assess and manage material risks from cybersecurity threats to its critical computer networks, third-party hosted services, communications systems, hardware and software and critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature and information relating to Advisor clients and investments.
Cohen & Steers’ cybersecurity risk management function is led by its Cybersecurity Management team which is composed of its Chief Information Security Officer (“CISO”), Chief Technology Officer (“CTO”), members of its Information Technology (“IT”) department as well as members of its Legal and Compliance departments. Its Cybersecurity Management team is primarily responsible for developing, implementing and monitoring its cybersecurity program and reporting on cybersecurity matters to Cohen & Steers’ senior management as well as our audit committee, on behalf of our Board.
Members of Cohen & Steers’ Cybersecurity Management team identify and assess risks from cybersecurity threats by monitoring its threat environment and enterprise risk profile using various manual and automated tools as well as by: (i) utilizing shared information about vulnerabilities and exploits from professional security organizations, reports or other services that identify cybersecurity threats and through the use of external intelligence feeds; (ii) analyzing reports of threats and actors; (iii) conducting periodic vulnerability scans of Cohen & Steers’ IT environment; (iv) evaluating Cohen & Steers’ and its industry’s risk profile; (v) evaluating threats that are reported to Cohen & Steers; (vi) coordinating with law enforcement concerning threats; (vii) conducting internal and external audits of Cohen & Steers’ information security control environment and operating effectiveness; and (viii) conducting threat assessments for internal and external threats, including through the use of third party threat assessments and vulnerability threat assessments.

Cohen & Steers has implemented and maintains various technical, physical and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats, including:
•technical and physical safeguards: (i) real-time security information and event monitoring of systems, workstations, servers and networks, and periodic internal and external vulnerability scans; (ii) asset management tracking and disposal; (iii) incident detection and response; (iv) data encryption; (v) notification monitoring from Cohen & Steers’ personnel and from third parties regarding issues and signs of potential incidents; and (vi) logical access controls and network security controls; and
•organizational safeguards: (i) incident response plans that address Cohen & Steers’ response to a cybersecurity incident; (ii) personnel and vendors dedicated to overseeing Cohen & Steers’ cybersecurity program; (iii) periodic mandatory employee cybersecurity training; (iv) periodic risk assessments and testing of Cohen & Steers’ policies, standards, processes and practices designed to address cybersecurity threats and incidents; (v) policies and programs such as security standards, a vendor risk management program, a vulnerability management policy and disaster recovery and business continuity plans; and (vi) insurance coverage dedicated to losses resulting from cybersecurity incidents.
Cybersecurity risk management is integrated into Cohen & Steers’ overall enterprise risk management process. For example, (i) enterprise risk management-level cybersecurity risks are reviewed at least annually by Cohen & Steers’ IT security team; (ii) internal and external penetration tests are performed to identify vulnerabilities and findings are risk ranked based on potential likelihood and impact; and (iii) members of Cohen & Steers’ Cybersecurity Management report on cybersecurity risk management and related matters to our audit committee, as part of their ongoing evaluation and oversight of such risk pursuant to non-exclusive authority delegated by the Board.
Cohen & Steers uses third-party service providers to assist in identifying, assessing and monitoring material risks from cybersecurity threats, including through penetration testing, provision of threat intelligence and continuous monitoring of Cohen & Steers’ environment. Members of the Advisor’s management report key findings to our audit committee and Cohen & Steers adjusts its cybersecurity policies, standards, processes and practices as necessary based in part on information provided by these assessments and engagements.
Cohen & Steers also uses third-party service providers to perform a variety of functions throughout its business, such as application providers, hosting companies and supply chain resources. Cohen & Steers maintains a risk-based approach to identifying and overseeing cybersecurity risks and vulnerabilities presented by its engagement of third parties, as well as the information systems of third parties that could adversely impact its business in the event of a cybersecurity incident affecting those third-party systems. Cohen & Steers’ vendor risk management program may involve different assessments designed to help identify cybersecurity risks including: (i) vendor risk assessments; (ii) security questionnaires; (iii) vendor audits; (iv) vulnerability scans relating to vendors; (v) security assessment calls with the vendor’s security personnel and its review of the vendor’s written security program, security assessments and other reports; (vi) evidence of cybersecurity preparedness through a System and Organization Controls (“SOC”) 1 or SOC 2 report; and (vii) the imposition of contractual obligations on the vendor.
For a description of the risks from cybersecurity threats that may materially affect the Company, see our risk factors under Part 1. Item 1A. “Risk Factors” in this Annual Report on Form 10-K, including under the caption “We could incur financial losses, reputational harm and regulatory penalties if we or Cohen & Steers fail to implement effective information security policies and procedures.”
Governance
Our cybersecurity risk assessment and management processes are implemented and maintained by members of Cohen & Steers’ Cybersecurity Management, including its CISO, CTO and Head of IT Infrastructure.
•Cohen & Steers’ CISO oversees the information security group and program within its IT department, has over 25 years of experience, including similar roles at other financial services companies, holds the Certified Information Systems Auditor (CISA) and Certified in Risk and Information Systems Control (CRISC) certifications and is registered with FINRA for the Series 99.
•Cohen & Steers’ CTO oversees its IT department and has served in various roles in information technology for over 29 years, including senior leadership roles at another financial services company.

•Cohen & Steers’ Head of IT Infrastructure oversees the infrastructure and service desk within its IT department and has served in various roles in information technology for over 13 years.
Members of Cohen & Steers’ Cybersecurity Management, including its CISO and its CTO, are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Cohen & Steers’ overall risk management strategy and communicating key priorities to relevant personnel. Members of Cohen & Steers’ Cybersecurity Management, including its CISO and its CTO, are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes and reviewing security assessments and other security-related reports.
Cohen & Steers’ cybersecurity incident response plan is a key component of its cybersecurity program. The response plan is designed to report certain cybersecurity incidents to members of Cybersecurity Management, who then work with Cohen & Steers’ incident response team to help control, mitigate and remediate cybersecurity incidents. In addition, the response plan includes prompt reporting to our Board (or the audit committee) of certain cybersecurity incidents and related materiality and disclosure determinations.
Our Board has delegated the primary responsibility for oversight and review of the Company’s cybersecurity program to the audit committee. The audit committee actively participates in discussions regarding cybersecurity risk exposures and steps taken by management of Cohen & Steers to monitor and mitigate such risks, further to their responsibility to manage, oversee and remain informed about the most significant risks to our Company and align our risk exposure with our strategic and business objectives. At least annually, the audit committee reviews with the Advisor and Cohen & Steers’ CISO and its CTO Cohen & Steers’ cybersecurity program, including the robustness and efficacy of Cohen & Steers’ overall cybersecurity program, steps taken to enhance defenses and security measures in place and its established plans to identify, detect and respond to threats Cohen & Steers may encounter. The audit committee also annually reviews and discusses with the Advisor cyber insurance coverage. In addition, as necessary, our Board (or the audit committee) receives reports and communications from the Advisor regarding material risks and specific developments that may cover topics such as: the Advisor’s computerized information system controls; the impact of new cybersecurity-related rules and regulations; changes in the threat environment including new and emergent risks; and evolving information security standards and market practices, including with respect to peers and third parties. As of December 31, 2024, neither we nor Cohen & Steers had experienced any cyber incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.
Item 2. Properties
Investments in Real Properties
For an overview of our real estate investments, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio.”
Principal Executive Office
Our principal executive office is located at 1166 Avenue of the Americas, New York, New York 10036. We consider these facilities to be suitable and adequate for the management and operations of our business.
Item 3. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Offering of Common Stock
We are conducting a public offering of common stock. The Offering consists of eight classes of our common stock, Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares and Class F-I shares. The different classes of common stock have varying upfront selling commissions, dealer manager fees, ongoing stockholder servicing fees, management fees and performance participation allocations. Other than the difference in fees noted, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established trading market for our common stock. As of March 13, 2025, we had 10 holders of Class I shares, 19 holders of Class F-I shares and 115 holders of Class P shares of common stock. There were no holders of record of our shares of Class T, Class S, Class D, Class F-T, Class F-S and Class F-D common stock. Our Class P shares are offered only in a private offering and are not offered in the Offering.
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
For Class T shares and Class F-T shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.0% and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share and Class F-T share sold in the primary offering; however, such amounts may vary pursuant to agreements with certain participating broker-dealers; provided, that the sum will not exceed 3.5% of the transaction price. For Class S shares and Class F-S shares sold in the primary offering, investors will pay upfront selling commissions of up to 3.5% of the transaction price. For Class D shares and Class F-D shares sold in the primary offering, investors will pay upfront selling commissions of up to 1.5% of the transaction price. No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class I shares, Class F-I shares, Class P shares or shares of any class sold pursuant to the Company’s distribution reinvestment plan.
The Dealer Manager, a registered broker-dealer affiliated with the Advisor, serves as the dealer manager for the Offering and is entitled to receive an investment professional stockholder servicing fee of 0.65% per annum, and a dealer stockholder servicing fee of 0.20% per annum, of the aggregate NAV for the Class T and Class F-T shares. For Class S shares and Class F-S shares, a charge of 0.85% per annum of the aggregate NAV will be charged for stockholder servicing fees. For Class D shares and Class F-D shares, a charge of 0.25% per annum of the aggregate NAV will be charged for stockholder servicing fees. There will not be a stockholder servicing fee with respect to Class I, Class F-I shares or Class P shares. For the year ended December 31, 2024, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 7%. The cost of raising equity capital includes offering costs incurred from inception through December 31, 2024 since we commenced operations in 2024. The gross amount of equity capital raised included all public offering proceeds and all third party commitments for private placement capital until December 31, 2024.
The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees will be retained by, or re-allowed (paid) to, the participating broker dealers. Through December 31, 2024, the Dealer Manager had not retained or re-allowed any upfront selling commissions, dealer manager fees or stockholder servicing fees.

The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset value of our investments (including real estate-related securities), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares. Please refer to “Net Asset Value Calculation and Valuation Guidelines” in the prospectus for the Offering (as defined below) for further details on how our NAV is determined. The following valuation methods are used for purposes of calculating our NAV:
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
•Investments in real estate-related securities consisting of investments in listed real estate common equity, preferred equity and debt (including corporate debt and MBS) will generally be valued on the basis of publicly available market quotations or at fair value determined in accordance with GAAP. Market quotations may be obtained from third-party pricing service providers.
•Liabilities include the fees payable to the Advisor and the Dealer Manager, accounts payable, accrued operating expenses, property-level mortgages, any portfolio-level credit facilities and other liabilities, where applicable. Other than property-level mortgages, we include the cost basis of our liabilities as part of NAV, which approximates fair value. These carrying amounts are meant to reasonably approximate fair value due to the liquid and short-term nature of the instruments. We include as part of NAV the fair value of our property-level mortgages, which are valued monthly by an independent valuation services firm. For most loans valued from the borrower’s perspective, our independent debt valuation services firm utilizes a discounted cash flow analysis in evaluating its fair value conclusions. Additional inputs or adjustments to fair value conclusions may be applicable based on observations of market participant behavior.

The following table presents our monthly NAV per share for each applicable share class from December 31, 2023 through December 31, 2024:(1)

	Class I Shares	Class F-I Shares (2)	Class P Shares
December 31, 2023	$10.00	$—	$10.00
January 31, 2024	10.02	—	10.02
February 29, 2024	10.03	—	10.03
March 31, 2024	10.09	—	10.09
April 30, 2024	10.34	—	10.38
May 31, 2024	10.45	—	10.49
June 30, 2024	10.45	—	10.53
July 31, 2024	10.49	—	10.57
August 31, 2024	10.54	10.50	10.63
September 30, 2024	10.65	10.61	10.77
October 31, 2024	10.93	10.91	11.10
November 30, 2024	10.92	10.75	11.10
December 31, 2024	10.85	10.71	11.03
__________
(1)     During the period reported, no Class T shares, Class S shares, Class D shares, Class F-T shares, Class F-S shares or Class F-D shares were issued and outstanding.
(2)     We issued Class F-I shares beginning on August 1, 2024, which at such time were based on the Class I NAV per share as of June 30, 2024.
Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines that have been approved by our Board. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of December 31, 2024 ($ and shares in thousands):

Components of NAV	December 31, 2024
Investment in real estate	$249,333
Investment in real estate-related securities	22,810
Cash and cash equivalents	6,542
Restricted cash	1,962
Acquisition and financing deposits	2,031
Other assets	1,898
Dividends payable	(557)
Other liabilities	(3,919)
Mortgage notes, net of deferred financing costs	(133,765)
Accrued performance participation allocation	(7)
Non-controlling interests in joint ventures	(5,009)
Net asset value	$141,319
Number of outstanding shares of common stock	12,812
The following table provides a breakdown of our total NAV and NAV per share of common stock by class as of December 31, 2024 ($ and shares in thousands, except per share data):

NAV Per Share	Class I	Class F-I	Class P	Total
Net asset value	$661	$240	$140,418	$141,319
Number of outstanding shares	61	22	12,729	$12,812
NAV Per Share as of December 31, 2024	$10.85	$10.71	$11.03

Consistent with our disclosure in the prospectus regarding our NAV calculation, our investments in real estate are initially valued at cost. Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2024 valuation of our investments in real estate not valued at cost.

Property Type	Discount Rate	Exit Capitalization Rate
Community shopping center	9.07%	8.05%
Grocery-anchored shopping center	9.00%	7.75%
These assumptions are determined by our independent valuation advisor and reviewed by the Advisor. A change in these assumptions would impact the calculation of the value of our investments in real estate. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investments in real estate value:

Input	Hypothetical Change	Community Shopping Center Values	Grocery-Anchored Shopping Center Values
Discount Rate	0.25% decrease	1.69%	1.79%
	0.25% increase	(1.81)%	(1.79)%
Exit Capitalization Rate	0.25% decrease	1.57%	1.53%
	0.25% increase	(1.57)%	(1.79)%
The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV, and the adjustments to reconcile GAAP stockholders’ equity to our NAV are described in the footnotes to the table ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	December 31, 2024
Stockholders’ equity under GAAP	$123,858
Adjustments (1):
Advanced organization and offering costs (2)	8,413
Unrealized real estate and borrowings appreciation (3)	4,544
Accumulated depreciation and amortization (4)	4,615
Straight-line rent adjustment (5)	(111)
NAV	$141,319
__________
(1)     All adjustments are presented net of non-controlling interests.
(2)    The Advisor has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting and other expenses attributable to our organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the earlier of (i) December 31, 2025 or (ii) the month that our aggregate NAV is at least $1.0 billion. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months following such date. After the earlier of (i) December 31, 2025 or (ii) the month that our aggregate NAV is at least $1.0 billion, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction of NAV as they are reimbursed to the Advisor.
(3)     Our investments in real estate are presented at historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes are presented at their carrying value in our GAAP consolidated financial statements. As such, any changes in the fair market values of our investments in real estate and our mortgage notes are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our mortgage note liabilities are recorded at fair value.

(4)    In accordance with GAAP, we depreciate our investments in real estate and amortize certain other lease intangible assets and liabilities. Such depreciation and amortization are not recorded for the purposes of calculating NAV.
(5)    We record straight-line rent in accordance with GAAP. Any resulting straight-line rent receivable or liability is excluded for purposes of determining our NAV.
Distribution Policy
We generally intend to distribute substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders each year to comply with the REIT provisions of the Code. We began declaring monthly distributions for each class of our common stock in June 2024. Distributions are generally paid 22 days after the end of the month in which such distribution was declared. Distributions are made on all classes of our common stock at the same time and each class of our common stock received the same aggregate gross distribution per share; however, the net distribution differs for each class because of different allocations of class-specific stockholder servicing fees. The table below details the net per share distribution for each of our share classes for the year ended December 31, 2024:

Record Date	Class I	Class F-I	Class P
June 30, 2024	$0.0435	$—	$0.0435
July 31, 2024	0.0435	—	0.0435
August 31, 2024	0.0435	0.0435	0.0435
September 30, 2024	0.0435	0.0435	0.0435
October 31, 2024	0.0435	0.0435	0.0435
November 30, 2024	0.0435	0.0435	0.0435
December 31, 2024	0.0435	0.0435	0.0435
Total	0.3045	0.2175	0.3045
The following tables summarize our distributions declared during the year ended December 31, 2024 ($ in thousands):

	Year Ended December 31, 2024
	Amount	Percentage
Distributions
Payable in cash	$1,503	61%
Reinvested in shares	943	39%
Total distributions (1)	$2,446	100%
Source of Distributions
Cash flows from operating activities (2)	$2,446	100%
Total sources of distributions	$2,446	100%
AFFO	$4,191
FAD	$3,962

__________
(1)     Distributions payable in cash represents $0.9 million of distributions paid in cash during the year ended December 31, 2024, and $0.6 million distributions that were accrued and unpaid as of December 31, 2024.
(2)     During the year ended December 31, 2024, we received cash flows from operating activities in the amounts of $5.1 million.

Dividends paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. Our dividends per share are summarized as follows:

	Ordinary income	Return of capital	Capital Gains
2024 Tax Year	97.9%	—%	2.1%
2023 Tax Year	—%	—%	—%
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders in certain states or clients of certain participating broker-dealers will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Stockholders in certain states and clients of certain participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price at the time the distribution is payable (which will generally be equal to the Company’s prior month’s NAV per share). Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to the Company’s Class T shares, Class S shares, Class D shares, Class F-T shares, Class F-S shares and Class F-D shares are calculated based on the NAV for those share classes and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. Shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as shares purchased in the Offering.
Unregistered Sales of Equity Securities
All sales of unregistered securities during the year ended December 31, 2024 were previously disclosed.
Use of Offering Proceeds
On February 21, 2023, the Registration Statement on Form S-11 (File No. 333-269416) for the Offering was declared effective under the Securities Act. The transaction price for each class of our common stock is determined monthly and is made available on our website, www.cnsreit.com, and in prospectus supplement filings.
As of December 31, 2024, we received net proceeds of $0.4 million from the Offering. The following table summarizes certain information about the Offering proceeds ($ and shares in thousands):

	Class I Shares	Class F-I Shares	Total
Offering proceeds:
Shares sold (1)	20,596	22,394	42,990

Gross offering proceeds	$207,500	$235,000	$442,500
Selling commissions and other dealer manager fees	—	—	—
Stockholder servicing fees	—	—	—
Net offering proceeds	$207,500	$235,000	$442,500
__________
(1)     Shares sold includes shares issued under our distribution reinvestment plan.
During the year ended December 31, 2024, we primarily used the net proceeds from our public offering and the unregistered sales of our Class P shares to acquire $245.5 million in real estate and to invest $30.8 million in real estate-related securities. In addition to the net proceeds from the Offering, we financed our real property investments with $134.9 million from mortgage notes, net of deferred financing costs. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional details on our borrowings.

Share Repurchase Plan
The Company has adopted a share repurchase plan whereby, on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The Class P shares, including the Class P shares held by Cohen & Steers and its affiliates, are not eligible for repurchase pursuant to our share repurchase plan until March 1, 2025. From March 1, 2025, Class P shares will be eligible for repurchase pursuant to our share repurchase plan as described below. The total amount of aggregate repurchases of Class P, Class T, Class S, Class D, Class I, Class F-T, Class F-S, Class F-D and Class F-I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. The Company will only repurchase Class P shares, or other shares, held by Cohen & Steers after all other stockholder repurchase requests have been processed. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, except shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price (the “Early Repurchase Deduction”) (subject to certain exceptions). If the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis after the Company has repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
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
During the three months ended December 31, 2024, we did not receive any repurchase requests and accordingly did not repurchase any shares of our common stock pursuant to our share repurchase plan.
Funds From Operations, Adjusted Funds From Operations and Funds Available for Distribution
We believe funds from operations (“FFO”) is a meaningful non-GAAP supplemental measure of our operating results. Our consolidated financial statements are presented using historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments have decreased evenly over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. FFO is an operating measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, and (iv) gains or losses from changes in control of interests in real estate. A reconciliation is also presented as a single line item to reflect the amounts to adjust earnings from consolidated partially-owned entities and equity in earnings of unconsolidated affiliates to FFO.
We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in a manner that we believe allows our operating results to reflect the specific characteristics of our business by adjusting for items we view as not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of deferred financing costs, (iii) unrealized gains or losses from changes in the fair value of real estate-related securities, (iv) organization costs, (v) amortization of restricted share awards, (vi) amortization of above- and below-market lease intangibles and (vii) amounts attributable to non-controlling interests related to adjustments.

We also believe that funds available for distribution (“FAD”) is an additional meaningful non-GAAP supplemental measure of our operating results. FAD provides useful information for considering our operating results and certain other items relative to the amount of our distributions. Further, among other metrics, FAD is considered by our Board and executive officers when determining the amount of our distributions to stockholders, and we believe is therefore meaningful to stockholders. FAD is calculated as AFFO adjusted for (i) recurring tenant improvements, leasing commissions and other capital expenditures, (ii) stockholder servicing fees paid during the period and (iii) similar adjustments for non-controlling interests.
FAD is not indicative of cash available to fund our cash needs and does not represent cash flows from operating activities in accordance with GAAP, as FAD is adjusted for certain items that are not considered when determining cash flows from operations as described above. Furthermore, FAD excludes adjustments for working capital items. Cash flows from operating activities in accordance with GAAP would generally be adjusted for such items.
FFO, AFFO and FAD should not be considered to be more relevant or accurate than the GAAP methodology in calculating net income (loss) or in evaluating our operating performance. In addition, FFO, AFFO and FAD should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO, AFFO and FAD are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. In addition, our methodology for calculating AFFO and FAD may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported AFFO and FAD may not be comparable to the AFFO and FAD reported by other companies.
The following table presents a reconciliation of net income (loss) attributable to common stockholders under GAAP to FFO, AFFO and FAD ($ in thousands):

	Years Ended December 31,
	2024	2023
Net loss attributable to common stockholders	$(3,090)	$(169)
Adjustments to arrive at FFO:
Depreciation and amortization	5,204	—
Amount attributable to non-controlling interests for above adjustments	(218)	—
FFO attributable to common stockholders	$1,896	$(169)
Adjustments to arrive at AFFO:
Straight-line rental income	(115)	—
Amortization of deferred financing costs	41	—
Unrealized losses from real estate-related securities, net	613	—
Organization expenses	1,852	—
Amortization of restricted share grants	142	—
Amortization of above- and below-market lease intangibles	(259)	—
Amount attributable to non-controlling interests for above adjustments	21	—
AFFO attributable to common stockholders	$4,191	$(169)
Adjustments to arrive at FAD:
Recurring tenant improvements and leasing commissions (1)	(242)	—
Amount attributable to non-controlling interests for above adjustments	13	—
FAD attributable to common stockholders	3,962	(169)
__________
(1)     Recurring tenant improvements and leasing commissions are generally related to second-generation leases and other capital expenditures required to maintain our real property investments. Other capital expenditures exclude projects that we believe will enhance the value of our investments.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations, and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including those discussed in Part I. Item 1A - “Risk Factors” in this Annual Report on Form 10-K.
Overview
We are a Maryland corporation formed on July 18, 2022. We were formed to invest primarily in high-quality, stabilized real estate assets within the U.S. We also invest, to a lesser extent, in real estate-related securities (including listed REITs), preferred equity and debt instruments. We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:
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
We intend to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2024. We plan to own all or substantially all of our assets through the Operating Partnership, of which we are the sole general partner.
The Board will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the Advisory Agreement, however, we have delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board.
We have registered with the SEC an offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering and up to $0.6 billion in shares pursuant to the distribution reinvestment plan.
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
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in this Annual Report on Form 10-K.

2024 Highlights
Operating Results
•We declared our first monthly distribution to stockholders in June 2024 and declared monthly distributions totaling $2.4 million during the year ended December 31, 2024.
•Annualized total return from inception through December 31, 2024 was 11.61% for Class I, 4.57% for Class F-I and 13.46% for Class P shares. The inception date was January 11, 2024 for Class I and Class P shares and August 1, 2024 for Class F-I shares. Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period, and assumes any distributions are reinvested under our distribution reinvestment plan. Total return for periods greater than one year are annualized. The Company believes total return is a useful measure of its overall investment performance. As of December 31, 2024, no returns were annualized.
Capital Raising
•We have raised net proceeds of $0.4 million from our public offering during the year ended December 31, 2024, including $0.01 million from our distribution reinvestment plan.
•During the year ended December 31, 2024, pursuant to existing commitments to purchase Class P shares, we issued 12.7 million Class P shares to accredited investors and the Advisor in a private placement for an aggregate purchase price of $134.2 million. Approximately 50% of such shares were issued to the Advisor as part of the Advisor’s commitment to invest an aggregate of $125.0 million in the Company’s shares of common stock.
•We received additional commitments of $4.8 million for our private placement offering during year ended December 31, 2024.
Investments and Financing
•On January 22, 2024, the Company entered into a programmatic joint venture with The Sterling Organization, LLC (“Sterling”), an unaffiliated third party. The Company and Sterling own 99% and 1% of the joint venture, respectively. On the same day, the joint venture completed the purchase of a community shopping center commonly known as the Marketplace at Highland Village from an unaffiliated third party for the aggregate consideration of $42.3 million. On September 5, 2024, we obtained a $23.2 million 10-year loan, secured by the Marketplace at Highland Village. The loan has a fixed interest rate of 6.13% and is interest-only throughout the term.
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
•On September 18, 2024, the programmatic joint venture with Sterling completed the purchase of a community shopping center in Savannah, Georgia, commonly known as Village on Pooler Parkway. Through our ownership interest in the joint venture, we indirectly own a 99% interest in the property. The total purchase price was $37.3 million. We partially financed the acquisition with a $20.4 million 10-year fixed-rate loan. The loan has a fixed interest rate of 6.14% and is interest-only throughout the term.
•On December 20, 2024, the programmatic joint venture with Sterling completed the purchase of a community shopping center in San Mateo, California commonly known as Bridgepointe Shopping Center. Through our ownership interest in the joint venture, we indirectly own a 99% interest in the property. The total purchase price was $127.4 million. We partially financed the acquisition with a $70.0 million 10-year fixed-rate loan. The loan has a fixed interest rate of 5.69% and is interest-only throughout the term.
•During the year ended December 31, 2024, we purchased $30.8 million of investments in real estate-related securities and received proceeds of $8.5 million from the sale of these investments, realizing a net gain on sale of $0.6 million. The fair value of our investments in real estate-related securities at December 31, 2024 was $22.8 million.

Portfolio
Investments in Real Estate
The following table provides information regarding our real estate properties as of December 31, 2024:

Investment	Ownership Interest	Number of Properties	Location	Property Type	Acquisition Date	Sq. Feet (in thousands)	Occupancy
Marketplace at Highland Village	99%	1	Dallas, TX	Community shopping center	January 22, 2024	203	94%
Des Peres Corners	80%	1	St. Louis, MO	Grocery-anchored shopping center	July 25, 2024	121	88%
Village on Pooler Parkway	99%	1	Savannah, GA	Community shopping center	September 18, 2024	142	100%
Bridgepointe Shopping Center	99%	1	San Mateo, CA	Community shopping center	December 20, 2024	227	100%
		4				693

The following table details the expiring leases based on contractual terms at our real estate properties by annualized base rent as of December 31, 2024 ($ in thousands):

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of total Annualized Base Rent Expiring
2025	7	771	5%
2026	8	608	4%
2027	6	1,750	10%
2028	10	2,326	13%
2029	22	4,309	25%
2030	6	1,494	9%
2031	3	190	1%
2032	4	1,428	8%
2033	7	1,231	7%
2034	5	2,096	12%
Thereafter	4	1,104	6%
Total	82	17,307	100%
___________
(1)     Annualized base rent (“ABR”) represents the annualized monthly contractual base rent for our properties as of December 31, 2024. ABR is presented on a pro-rata basis reflecting our percentage ownership of the underlying property.

Investments in Real Estate-Related Securities
The following table details our investments in real estate-related securities as of December 31, 2024 ($ in thousands):

	December 31, 2024
Type of Real Estate-Related Securities	Cost Basis	Fair Value
Common stock of publicly-listed REITs	$11,587	$11,040
Real estate-related debt securities	10,963	10,908
Real estate-related preferred securities	873	862
Total Investments in real estate-related securities	$23,423	$22,810
Results of Operations
We were formed on July 18, 2022, and commenced principal operations on January 11, 2024. As of December 31, 2023, we had not made any investments. Therefore, there were minimal operations in the period for the year ended December 31, 2023. Due to our investments in real estate and real estate-related securities during the year ended December 31, 2024, our results of operations for the year ended December 31, 2023 and the year ended December 31, 2024 are not comparable. Accordingly, no comparative amounts for the year ended December 31, 2023 are discussed.
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2024 and 2023 (in thousands, except per share data):

	For the Years Ended December 31,
	2024	2023
Revenues
Rental revenue	$8,277	$—
Total revenues	8,277	—
Expenses
Property operating	3,138	—
General and administrative	472	169
Organization expenses	1,852	—
Performance participation allocation	7	—
Depreciation and amortization	5,204	—
Total expenses	10,673	169
Other income (expense), net
Realized and unrealized gains from real estate-related securities, net	269	—
Interest expense	(1,593)	—
Other income	579	—
Total other income (expense), net	(745)	—
Net loss	$(3,141)	$(169)
Net loss attributable to non-controlling interests	(51)	—
Net loss attributable to common stockholders	$(3,090)	$(169)
Net loss per share of common stock - basic	$(0.49)	$(8.46)
Net loss per share of common stock - diluted	$(0.49)	$(8.46)
Weighted-average shares of common stock outstanding
Basic	6,252	20
Diluted	6,252	20

Rental Revenue, Property Operating Expenses and Depreciation and Amortization
During the year ended December 31, 2024, rental revenues, property operating expenses and depreciation and amortization were recognized as a result of our acquisitions of four properties during the period. We did not have any rental revenues, property operating expenses and depreciation and amortization during the year ended December 31, 2023.
General and Administrative Expenses
During the year ended December 31, 2024, we incurred general and administrative expenses (other than stock compensation expense) of approximately $2.0 million. Pursuant to the Expense Limitation and Reimbursement Agreement, by and between, the Company and the Advisor (the “Expense Limitation and Reimbursement Agreement”), $1.7 million of these expenses for the year ended December 31, 2024 were reimbursable by the Advisor as they were considered Specified Expenses (as defined below) that exceeded 0.50% of net assets (annualized) and are thus not recognized on our consolidated statements of operations. As of December 31, 2024, the Due from affiliate amount of $0.2 million reflected in our consolidated balance sheet represents amounts yet to be reimbursed by the Advisor to us. We recorded stock compensation expense of $0.1 million during the year ended December 31, 2024, which reflects the amortization of the restricted share grants issued to our independent directors.
We incurred general and administrative expenses (other than stock compensation expense) of approximately $3.2 million from February 21, 2023 (date our registration statement for the Offering was declared effective by the SEC) through December 31, 2024. Pursuant to the Expense Limitation and Reimbursement Agreement, approximately $2.9 million of these expenses are reimbursable by the Advisor and are thus not reflected as general and administrative expenses in our consolidated statements of operations since it is not probable (as of December 31, 2024) that our Specified Expenses will be less than 0.50% of net assets (annualized) within three years after the month in which the Specified Expenses were incurred.
Other Income (Expense), Net
During the year ended December 31, 2024, we recognized $0.7 million of other income (expense), net, which primarily consisted of realized and unrealized gains (losses), net from real estate-related securities, interest and dividend income from investments in real estate-related securities, interest expense related to property-level financing and interest earned on our cash balances. We did not have any other income (expense), net during the year ended December 31, 2023.
Net Loss Attributable to Non-Controlling Interests
During the year ended December 31, 2024, we recognized a net loss of $0.05 million attributable to non-controlling interests. This was primarily attributable to the proportionate net loss pickup of the non-controlling ownership interests held by our joint venture partners.
Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include the management fee we will pay to the Advisor, the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner, distribution fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees.

We will reimburse the Advisor for certain out-of-pocket expenses in connection with our operations. The Advisor has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting and other expenses attributable to our organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the earlier of (i) December 31, 2025 or (ii) the month that our aggregate NAV is at least $1.0 billion. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months following such date. After the earlier of (i) December 31, 2025 or (ii) the month that our aggregate NAV is at least $1.0 billion, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. As of December 31, 2024 and December 31, 2023, the Advisor had incurred approximately $8.4 million and $7.0 million, respectively, of organization and offering expenses on our behalf.
Pursuant to an Expense Limitation and Reimbursement Agreement, the Advisor has contractually agreed to waive its fees and/or reimburse expenses on our behalf so that the Specified Expenses (as defined below) will not exceed 0.5% of net assets (annualized). We agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.5% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that we will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to December 31, 2025 without the consent of our Board, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to our operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property-level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by us), (vii) taxes and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor). This agreement is intended to limit our Specified Expenses through December 31, 2025, providing us with additional cash resources that can otherwise be used for other activities.
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 2024. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.
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
As of March 13, 2025, the Company has called $174.3 million in commitments to purchase Class P shares. All outstanding third party Class P commitments have been called. Approximately $49.7 million of the Advisor’s $124.8 million commitment to purchase Class P Shares remains outstanding, which the Company may call at any time.

The following table is a summary of our indebtedness as of December 31, 2024 and December 31, 2023 ($ in thousands):

			Balance as of December 31,
Indebtedness	Interest Rate - Fixed	Maturity Date	2024	2023
Marketplace at Highland Village	6.13%	October 1, 2034	$23,155	$—
Des Peres Corners	6.02%	August 1, 2034	23,160	—
Village on Pooler Parkway	6.14%	October 1, 2034	20,400	—
Bridgepointe Shopping Center	5.69%	January 1, 2035	70,000	—
Total loans secured by real estate			136,715	—
Deferred financing costs, net			(1,819)	—
Mortgage notes, net			$134,896	$—
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

Year Ended December 31, 2024
Cash flows provided by operating activities	$5,086
Cash flows used in investing activities	(269,751)
Cash flows provided by financing activities	272,969
Net increase in cash and cash equivalents	$8,304
Cash flows provided by operating activities were approximately $5.1 million for the year ended December 31, 2024, primarily as a result of income generated from our investments in real estate and real estate-related securities.
Cash flows used in investing activities were $269.8 million for the year ended December 31, 2024, primarily due to our acquisitions of real estate and purchases of real estate-related securities.
Cash flows provided by financing activities were $273.0 million for the year ended December 31, 2024, primarily due to $134.7 million of proceeds from the issuance of common stock and $136.7 million of proceeds from property-level financing, net of $2.1 million of deferred financing costs.
Critical Accounting Estimates
Our significant accounting policies are described in Note 2 to our consolidated financial statements. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Below is a summary of certain critical accounting estimates used in the preparation of our consolidated financial statements.
Accounting for Acquisitions
The results of operations of acquired properties will be included in our results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques will be used to record the purchase of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships and asset retirement obligations. Values of buildings and improvements will be determined on an as-if-vacant basis.

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
Valuation of Real Estate-Related Securities
Our investment portfolio consists of common stock of publicly-listed REITs, real estate-related preferred securities, and real estate-related debt securities. Each of these investment types requires determination of fair value, which represents a critical accounting estimate due to the judgment involved in the valuation process. The fair value measurements directly affect our financial results as changes in fair value are recorded in current period earnings and impact our realized and unrealized gains or losses. The complexity of fair value determination varies by security type and market conditions. Management must make ongoing judgments about the quality and reliability of available market data used in these valuations, which can materially impact our consolidated statements of operations through both value changes and related investment income recognition.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.
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
Market risk is the risk of a change in interest rates having an adverse effect on the value of a financial instrument. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced.
As of December 31, 2024, we did not have any derivative contracts and therefore, there were no risks associated with those instruments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Cohen & Steers Income Opportunities REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cohen & Steers Income Opportunities REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
March 13, 2025
We have served as the Company’s auditor since 2022.

FINANCIAL STATEMENTS
Consolidated Financial Statements
Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Balance Sheets
(in thousands - except share and per share data)

	December 31,
	2024	2023
ASSETS
Investments in real estate, net	$231,416	$—
Investments in real estate-related securities, at fair value	22,810	—
Lease intangible assets, net	34,275	—
Cash and cash equivalents	6,542	200
Restricted cash	1,962	—
Due from affiliate	195	252
Other assets	3,903	—
Total assets	$301,103	$452
LIABILITIES AND EQUITY
Mortgage notes, net	$134,896	$—
Lease intangible liabilities, net	24,959	—
Due to affiliate	8,420	—
Accounts payable, accrued expenses and other liabilities	4,477	252
Total liabilities	$172,752	$252
Commitments and Contingencies (see Note 14)
Equity
Preferred Stock, $0.01 par value per share, 100,000,000 shares authorized; and none issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	$—	$—
Common Stock- Class P shares, $0.01 par value per share, 800,000,000 shares authorized; and 12,729,019 and none issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	127	—
Common Stock- Class T shares, $0.01 par value per share, 80,000,000 shares authorized; and none issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class S shares, $0.01 par value per share, 800,000,000 shares authorized; and none issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class D shares, $0.01 par value per share, 160,000,000 shares authorized; and none issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class I shares, $0.01 par value per share, 600,000,000 shares authorized; and 60,906 and 20,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1	—
Common Stock- Class F-T shares, $0.01 par value per share, 20,000,000 shares authorized; and none issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class F-S shares, $0.01 par value per share, 200,000,000 shares authorized; and none issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class F-D shares, $0.01 par value per share, 40,000,000 shares authorized; and none issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common Stock- Class F-I shares, $0.01 par value per share, 100,000,000 shares authorized; and 22,394 and none issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	129,435	369
Accumulated deficit	(5,705)	(169)
Total stockholders’ equity	123,858	200
Non-controlling interests	4,493	—
Total equity	128,351	200
Total liabilities and equity	$301,103	$452
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Operations
(in thousands - except share and per share data)

	For the Years Ended December 31,
	2024	2023
Revenues
Rental revenue	$8,277	$—
Total revenues	8,277	—
Expenses
Property operating	3,138	—
General and administrative	472	169
Organization expenses	1,852	—
Performance participation allocation	7	—
Depreciation and amortization	5,204	—
Total expenses	10,673	169
Other income (expense), net
Realized and unrealized gains from real estate-related securities, net	269	—
Interest expense	(1,593)	—
Other income	579	—
Total other income (expense), net	(745)	—
Net loss	$(3,141)	$(169)
Net loss attributable to non-controlling interests	(51)	—
Net loss attributable to common stockholders	$(3,090)	$(169)
Net loss per share of common stock - basic	$(0.49)	$(8.46)
Net loss per share of common stock - diluted	$(0.49)	$(8.46)
Weighted-average shares of common stock outstanding
Basic	6,252	20
Diluted	6,252	20
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class I	Common Stock Class F-I	Common Stock Class P	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2022	$—	$—	$—	$200	$—	$200	$—	$200
Amortization of restricted share grants	—	—	—	169	—	169	—	169
Net loss	—	—	—	—	(169)	(169)	—	(169)
Balance at December 31, 2023	$—	$—	$—	$369	$(169)	$200	$—	$200
Common stock issued	1	—	126	134,543	—	134,670	—	134,670
Distributions declared on common stock	—	—	—	—	(2,446)	(2,446)	—	(2,446)
Distribution reinvestments	—	—	1	942	—	943	—	943
Offering costs	—	—	—	(6,561)	—	(6,561)	—	(6,561)
Amortization of restricted share grants	—	—	—	142	—	142	—	142
Net loss	—	—	—	—	(3,090)	(3,090)	(51)	(3,141)
Contributions from non-controlling interests	—	—	—	—	—	—	4,630	4,630
Distributions to non-controlling interests	—	—	—	—	—	—	(86)	(86)
Balance at December 31, 2024	$1	$—	$127	$129,435	$(5,705)	$123,858	$4,493	$128,351

The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,141)	$(169)
Adjustments to net loss:
Depreciation and amortization	5,204	—
Unrealized gains on changes in fair value of real estate-related securities, net	613	—
Realized gains on sale of real estate-related securities, net	(552)	—
Amortization of above- and below-market lease intangibles	(259)	—
Straight-line rent adjustments	(115)	—
Amortization of deferred financing costs	41	—
Amortization of restricted share grants	142	169
Changes in assets and liabilities:
Other assets	(1,761)	—
Due from affiliate	57	(252)
Due to affiliate	1,859	—
Accounts payable, accrued expenses and other liabilities	2,998	252
Net cash provided by operating activities	5,086	—
Cash flows from investing activities:
Acquisition of real estate	(245,471)	—
Capital improvements on real estate	(156)	—
Deposits on real estate-related acquisitions	(1,764)	—
Purchases of real estate-related securities	(30,827)	—
Proceeds from sale of real estate-related securities	8,467	—
Net cash used in investing activities	(269,751)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	134,670	—
Contributions from non-controlling interests	4,630	—
Distributions paid on common stock	(945)	—
Distributions to non-controlling interests	(86)	—
Proceeds from subscriptions received in advance	113	—
Proceeds from mortgage notes	136,715	—
Payment of deferred financing costs on mortgage notes	(2,128)	—
Net cash provided by financing activities	272,969	—
Net change in cash, cash equivalents and restricted cash	8,304	—
Cash, cash equivalents and restricted cash, at the beginning of the period	200	200
Cash, cash equivalents and restricted cash, at the end of the period	$8,504	$200

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Cash Flows
(Continued)
(in thousands)

	For the Years Ended December 31,
	2024	2023
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$6,542	$200
Restricted cash	1,962	—
Total cash and cash equivalents and restricted cash	$8,504	$200
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,213	$—
Supplemental disclosure of non-cash investing and financing activities:
Accrued offering costs due to affiliate	$6,561	$—
Accrued distributions	$558	$—
Distribution reinvestments	$943	$—
Accrued purchases of real estate-related securities	$511	$—

The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Notes to Consolidated Financial Statements
Note 1: Organization
Cohen & Steers Income Opportunities REIT, Inc. (the “Company”) was formed on July 18, 2022, as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2024. The Company was organized to invest primarily in high-quality, stabilized real estate assets within the United States (“U.S.”), and to a lesser extent, in real estate-related securities (including listed REITs), preferred equity and debt instruments. The Company is the sole general partner of Cohen & Steers Income Opportunities REIT Operating Partnership, L.P., a Delaware limited partnership (“CNSREIT OP” or the “Operating Partnership”), which was formed on July 22, 2022. Cohen & Steers Income Opportunities REIT Special Limited Partner, LLC, an affiliate of Cohen & Steers, Inc., was formed on July 22, 2022, as a Delaware limited liability company (the “Special Limited Partner”), and owns a special limited partner interest in CNSREIT OP. Substantially all of the Company’s business will be conducted through CNSREIT OP. The Company and CNSREIT OP are externally managed by Cohen & Steers Capital Management, Inc., a New York corporation (the “Advisor”). The Advisor is a subsidiary of Cohen & Steers, Inc. (together with its subsidiaries, “Cohen & Steers”).
The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in its primary offering and up to $600 million in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company intends to publicly sell any combination of eight classes of shares of its common stock – Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares, and Class F-I shares, with a dollar value up to the maximum offering amount. As of December 31, 2024, the Company has issued and sold 42,029 shares of our common stock (consisting of 19,830 Class I shares and 22,199 Class F-I shares) for total proceeds of $0.4 million, including shares issued pursuant to our distribution reinvestment plan.
The Company is also conducting a private offering of its Class P shares to Cohen & Steers and its affiliates and certain persons that are accredited investors, as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. In addition to its $0.2 million investment in Class I shares, Cohen & Steers has committed to invest $124.8 million through the Advisor in Class P shares for an aggregate investment of $125 million. Cohen & Steers has agreed to hold all of its Class P shares as part of this seed investment for two years from the date of the initial third-party commitment in Class P shares, after which any repurchase requests would be subject to our share repurchase plan. As of December 31, 2024, the Company received approximately $224.0 million in commitments to purchase Class P shares, including the $124.8 million commitment from the Advisor, and the Company had called $134.2 million of such commitments. See Note 15 for more information related to subsequent capital calls in this private offering.
As of December 31, 2024, the Company owned four properties and held a portfolio of real estate-related securities. The Company currently operates in two reportable segments: real estate and real estate-related securities. See Note 12 for additional information.
Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying audited consolidated financial statements include the accounts of the Company. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the SEC.
All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.
There is no other comprehensive income (loss) for the year ended December 31, 2024 or 2023, resulting in comprehensive loss equaling net loss. Accordingly, the statement of other comprehensive income (loss) is not presented.

Principles of Consolidation and Variable Interest Entities
The Company consolidates all entities that it controls through either majority ownership or voting rights. In addition, the Company consolidates all variable interest entities (“VIEs”) of which it is considered the primary beneficiary. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means. Where the Company does not have the power to direct the activities of the VIE that most significantly impact its economic performance, the Company’s interest for those partially owned entities are accounted for using the equity method of accounting.
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
As of December 31, 2024, the Company holds interests in two joint ventures that it consolidates. The Company did not hold interests in any joint ventures as of December 31, 2023.
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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of December 31, 2024, the Company held $6.5 million in cash and cash equivalents. As of December 31, 2023, the Company held $0.2 million in cash and cash equivalents.
Restricted Cash
Restricted cash primarily consists of amounts in escrow related to real estate taxes, insurance and other lender restrictions in connection with mortgages at the Company’s properties. As of December 31, 2024, the Company held $2.0 million in restricted cash. The Company did not have any restricted cash as of December 31, 2023.

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
Upon the acquisition of a property deemed to be an asset acquisition, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
Whether the acquisition of a property acquired is considered a business combination or an asset acquisition, the Company recognizes the identifiable tangible and intangible assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company expenses acquisition-related costs associated with business combinations as they are incurred and capitalizes acquisition-related costs associated with asset acquisitions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. The estimated fair value of acquired in-place leases is the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Company evaluates the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance costs and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms. The amortization of in-place lease intangibles is recorded in depreciation and amortization expense on the Company’s consolidated statements of operations. Acquired above- and below-market lease values are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the in-place leases and the Company’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options, if applicable. Should a tenant terminate its lease, the unamortized portion of the in-place lease value will be charged to amortization expense and the unamortized portion of above and below-market lease value will be charged to rental revenue.
The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Buildings	40 years
Buildings and site improvements	5 - 20 years
Lease intangibles and leasehold improvements	Over lease term
Significant improvements to properties are capitalized, whereas repairs and maintenance expenses at the Company’s properties are expensed as incurred and included in property operating expense on the Company’s consolidated statements of operations. When an asset is sold, the cost and related accumulated depreciation are removed from the accounts with the resulting gain or loss reflected in the Company's results of operations for the period.

Real estate assets will be evaluated for impairment on a quarterly basis. The Company will consider the following factors when performing its impairment analysis: (i) management, having the authority to approve the action, commits to a plan to sell the asset; (ii) significant negative industry and economic outlook or trends; (iii) expected material costs necessary to extend the life of or operate the real estate asset; and (iv) the Company’s ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions, including consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. During the years ended December 31, 2024 and 2023, the Company did not incur any impairment charges.
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
Revenue Recognition
Rental revenue primarily consists of base rent and tenant reimbursement income arising from tenant leases at the Company’s real estate properties. Base rent is recognized on a straight-line basis over the life of the lease, including any rent step-ups or abatement provisions. Differences between recognized operating lease income and contractually due -amounts are recorded as straight-line rent receivable or liability, as applicable. Leases are classified as operating leases unless they meet specific criteria that would require sales-type or financing lease treatment under Accounting Standards Codification (“ASC”) 842, Leases. All of the Company's leases have been evaluated and classified as operating leases.
The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Certain of the Company’s contracts contain non-lease components (such as common area maintenance, reimbursement of third-party maintenance expenses, real estate taxes and insurance costs) in addition to lease components (i.e., monthly rental charges). Services related to non-lease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. Tenant reimbursements are accounted for as variable lease payments within operating lease income on the statements of operations. The Company elected to apply the practical expedient available under ASC 842, for all classes of assets, not to segregate the lease components from the non-lease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and non-lease components are accounted for in accordance with ASC 842 and reported as rental revenues in the Company’s Consolidated Statements of Operations.
The Company evaluates the collectibility of receivables related to rental revenue on an individual lease basis. In making this determination, the Company considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue.

Income Taxes
The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2024. If the Company qualifies for taxation as a REIT, the Company will generally not be subject to federal income taxes on income and gains distributed to the stockholders as long as the Company satisfies certain requirements, principally relating to the nature of the Company’s income and the level of the Company’s distributions. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.
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
As of December 31, 2024 and 2023, the Advisor and its affiliates had incurred organization and offering expenses of approximately $8.4 million and $7.0 million, respectively, on the Company’s behalf. Such costs became the Company’s liability on January 11, 2024, the date that the Company issued Class P shares and commenced principal operations. Organizational expenses are expensed as incurred and offering expenses are charged to stockholders’ equity, as such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Offering and any private placement offering.
Earnings per Share
Basic earnings per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) for the period by the weighted average number of common stock and common stock equivalents outstanding (unless their effect is antidilutive) for the period. For the years ended December 31, 2024 and 2023, the Company was in a net loss position and thus the inclusion of any outstanding unvested restricted share awards granted to the independent directors would be anti-dilutive. All classes of common stock are allocated net income (loss) at the same rate per share and receive the same gross distribution per share.
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
Real estate-related securities not listed on the NYSE but listed on other domestic or foreign securities exchanges (including NASDAQ) are valued in a similar manner. Real estate-related securities traded on more than one securities exchange are valued at the last sale price reflected at the close of the exchange representing the principal market for such securities on the business day as of which such value is being determined. Readily marketable securities traded in the over-the-counter market are valued on the basis of prices provided by a third-party pricing service or third-party broker-dealer. Real estate-related debt securities are valued on the basis of prices provided by a third-party pricing service or third-party broker-dealer.

The pricing services or broker-dealers use multiple valuation techniques to determine fair value. In instances where sufficient market activity exists, the pricing services or broker-dealers may utilize a market-based approach through which quotes from market makers are used to determine fair value. In instances where sufficient market activity may not exist or is limited, the pricing services or broker-dealers also utilize proprietary valuation models that may consider market transactions in comparable securities and the various relationships between securities in determining fair value or characteristics such as benchmark yield curves, option-adjusted spreads, credit spreads, estimated default rates, coupon rates, anticipated timing of principal repayments, underlying collateral and other unique security features which are then used to calculate the fair values.
Securities or assets for which market prices are unavailable, or for which the Advisor determines that bid or ask price or a counterparty valuation does not reflect market value, will be valued at fair value pursuant to procedures approved by the Board. The Advisor has established a valuation committee to administer, implement and oversee the fair valuation process according to the policies and procedures approved annually by the Board. Among other things, these policies and procedures allow us to utilize independent pricing services, quotations from securities and financial instrument dealers and other market sources to determine fair value. Circumstances in which market prices may be unavailable include when trading in a security or asset is suspended, the exchange on which the security or asset is traded is subject to an unscheduled close or disruption or material events occur after the close of the exchange on which the security or asset is principally traded. In these circumstances, we will determine fair value in a manner that fairly reflects the market value of the security or asset on the valuation date based on consideration of any information or factors we deem appropriate. These may include recent transactions in comparable securities or assets, information relating to the specific security or asset and developments in the markets.
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
As of December 31, 2024, the Company’s investments in common stock of publicly-listed REITs and real estate-related preferred securities are recorded at fair value based on the closing price as reported by the applicable national securities exchange and have been classified as Level 1.
The Company's investments classified as Level 2 were comprised of real estate-related debt securities. Fair values were generally determined using third-party pricing services. The pricing services may utilize evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information.
The following table details the Company’s assets measured at fair value on a recurring basis ($ in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Common stock of publicly-listed REITs	$11,040	$—	$—	$11,040
Real estate-related preferred securities	862	—	—	862
Real estate-related debt securities	—	10,908	—	10,908
Total	$11,902	$10,908	$—	$22,810
As of December 31, 2023, the Company had not acquired any real estate-related securities.

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the consolidated balance sheets ($ in thousands):

	December 31, 2024
	Carrying Value	Fair Value
Mortgage notes (1)	$136,715	$135,584
Total	$136,715	$135,584
_________
(1)     We determined the estimated fair value of our properties’ mortgage notes using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates consider interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. The carrying value of the properties’ mortgage notes disclosed above excludes unamortized deferred financing costs of $1.8 million.
As of December 31, 2023, the Company had no outstanding mortgages.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides for additional disclosures as they relate to a Company’s segments. The standard requires enhanced disclosure of the reportable segments and additional information about a segment’s expenses. The amendments in this ASU are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU during the year ended December 31, 2024.
Note 3: Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

December 31, 2024
Buildings and improvements	$158,570
Land	74,268
Total	232,838
Accumulated depreciation	(1,422)
Investment in real estate, net	$231,416
As of December 31, 2023, the Company had not made any investments in real estate.

The Company acquired the following properties during the year ended December 31, 2024 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Property Type	Acquisition Date	Purchase Price(1)
Marketplace at Highland Village	99%	1	Dallas, TX	Community shopping center	January 22, 2024	$42,331
Des Peres Corners	80%	1	St. Louis, MO	Grocery-anchored shopping center	July 25, 2024	38,405
Village on Pooler Parkway	99%	1	Savannah, GA	Community shopping center	September 18, 2024	37,321
Bridgepointe Shopping Center	99%	1	San Mateo, CA	Community shopping center	December 20, 2024	127,433
		4				$245,490
_________
(1)     Purchase price includes acquisition costs and other acquisition-related adjustments.
The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2024 ($ in thousands):

Amount
Buildings and improvements	$158,387
Land	74,268
In-place lease intangibles	37,361
Above-market lease intangibles	839
Below-market lease intangibles	(25,365)
Total purchase price	$245,490
The weighted-average amortization periods for lease intangible assets and liabilities acquired in connection with the Company’s acquisitions during the year ended December 31, 2024 were as follows:

	In-place lease intangibles	Above-market lease intangibles	Below-market lease intangibles
Weighted-average amortization periods (in years)	6.0	6.0	19.4
Note 4. Investments in Real Estate-Related Securities
As of December 31, 2024, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly-listed REITs, real estate-related preferred securities and real estate-related debt securities. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its consolidated balance sheets.
As of December 31, 2023, the Company had not acquired any real estate-related securities.

The following table summarizes the Company’s investments in real estate-related securities ($ in thousands):

	Equity Securities (1)	Debt Securities (1)	Total
Balance as of December 31, 2023	$—	$—	$—
Additions	17,220	14,118	31,338
Disposals	(5,242)	(3,225)	(8,467)
Unrealized gains (losses) on changes in fair value of real estate-related securities, net	(558)	(55)	(613)
Realized gains on sale of real estate-related securities, net	482	70	552
Balance as of December 31, 2024	$11,902	$10,908	$22,810
_________
(1)    Equity securities represent common stock of publicly-traded REITs and real estate-related preferred securities. Debt securities represent real estate-related debt securities.
The following table summarizes the components of realized and unrealized gains (losses) from real estate-related securities, net during the year ended December 31, 2024 ($ in thousands):

	For the Years Ended December 31,
	2024	2023
Unrealized gains, net	$(613)	$—
Realized gains, net	552	—
Dividend and interest income (1)	330	—
Total	$269	$—
_________
(1)    Dividend and interest income earned on real estate-related securities are recorded as a component of realized and unrealized gains (losses) from real estate-related securities, net on the Company’s consolidated statements of operations.
Note 5: Intangibles
The lease intangibles are amortized over the remaining lease terms from which they were derived. As a result, the Company’s lease intangibles are being amortized from less than one year to thirty years. The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following as of December 31, 2024 ($ in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease intangible assets
In-place lease	$37,352	$(3,769)	$33,583
Above-market lease	839	(147)	692
Total intangible assets	$38,191	$(3,916)	$34,275

Lease intangible liabilities
Below-market lease	(25,365)	406	(24,959)
Total intangible liabilities	$(25,365)	$406	$(24,959)

The Company did not have any intangible assets or liabilities as of December 31, 2023.
The estimated future amortization on the Company’s lease intangibles for each of the next five years and thereafter as of December 31, 2024 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Intangibles
2025	$7,900	$170	$(1,626)
2026	6,671	155	(1,586)
2027	5,778	120	(1,568)
2028	4,182	96	(1,512)
2029	2,863	45	(1,468)
Thereafter	6,189	106	(17,199)
	$33,583	$692	$(24,959)
Note 6: Other Assets and Liabilities
The following table summarizes the components of other assets ($ in thousands):

	December 31,
	2024	2023
Receivables - property	$1,266	$—
Receivables - real estate-related securities	244	—
Prepaid expenses	34	—
Straight-line rent receivable	115	—
Deposits on real estate-related acquisitions	1,764	—
Prepaid financing costs (1)	267	—
Other	213	—
Total	$3,903	$—
_________
(1)    Costs paid in advance related to future property-related financing. Such costs are not amortized until the related borrowing is made.
The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	December 31,
	2024	2023
Accounts payable and accrued expenses	$2,313	$252
Real estate taxes payable	719	—
Distributions payable	558	—
Prepaid rent	482	—
Security deposits - property	292	—
Subscriptions received in advance	113	—
Total	$4,477	$252

Note 7: Mortgage Notes
The following is a summary of the non-recourse mortgage notes secured by the Company’s properties ($ in thousands):

			Balance as of December 31,
Indebtedness	Interest Rate - Fixed	Maturity Date	2024	2023
Marketplace at Highland Village	6.13%	October 1, 2034	$23,155	$—
Des Peres Corners	6.02%	August 1, 2034	23,160	—
Village on Pooler Parkway	6.14%	October 1, 2034	20,400	—
Bridgepointe Shopping Center	5.69%	January 1, 2035	70,000	—
Total loans secured by real estate			136,715	—
Deferred financing costs, net			(1,819)	—
Mortgage notes, net			$134,896	$—
The following table details the future principal payments due under the mortgage notes as of December 31, 2024 ($ in thousands):

Year	Mortgage Notes
2025	$—
2026	—
2027	—
2028	—
2029	—
Thereafter	136,715
Total future principal payments	$136,715
The Company is subject to various financial and operational covenants under certain of its mortgage notes. The Company was in compliance with all of its loan covenants as of December 31, 2024.
Note 8: Leases
Lessor
Income from fixed lease payments for operating leases is recognized on a straight-line basis over the non-cancelable term of the lease and is considered to be the fixed component of the operating leases. The variable components primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance and common area maintenance costs.
Lease income related to operating leases recognized and included in the consolidated statements of operations is as follows ($ in thousands):

	For the Years Ended December 31,
	2024	2023
Lease income — fixed	$5,794	$—
Lease income — variable	2,224	—
Total operating lease income (1)	$8,018	$—
___________
(1)    The table above does not include above- and below-market intangible lease amortization of $0.3 million for the year ended December 31, 2024 (see Note 5).
The Company had no leases as of December 31, 2023.

To the extent the Company has a significant concentration of revenues from any single tenant, the inability of that tenant to make its payment could have an adverse effect on the Company. There were no tenants that made up over 10% of the Company’s aggregate Annualized Base Rent (“ABR”) of December 31, 2024. As the Company had not made any acquisitions for the year ended December 31, 2023, no tenant concentration information is presented for the comparative period.
The following table presents the undiscounted future minimum rents the Company expects to receive for its properties as of December 31, 2024 ($ in thousands):

Year	Future Minimum Rents
2025	$17,922
2026	17,118
2027	16,140
2028	13,668
2029	10,751
Thereafter	31,550
Total	$107,149
Note 9: Related Party Transactions
The Company and CNSREIT OP are party to the Advisory Agreement with the Advisor pursuant to which the Advisor is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing, and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors (the “Board”).
Certain affiliates of the Company, including the Advisor, will receive fees and compensation in connection with the ongoing management of the assets of the Company. The Advisor will be paid a management fee equal to 1.25% of NAV per annum, payable monthly on Class T shares, Class S shares, Class D shares, and Class I shares, 1.00% of NAV per annum, payable monthly on Class F-T shares, Class F-S shares, Class F-D shares and Class F-I shares, and 0.90% of NAV per annum, payable monthly, on Class P shares (lower management fees will apply if amounts invested in Class P shares exceed certain thresholds, calculated excluding the amounts invested by Cohen & Steers). The Advisor has agreed to waive its management fee on Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares, and Class F-I shares through April 30, 2025. The management fee waiver for Class P shares ended on January 31, 2025.The management fee will be paid, at the Advisor’s election, in cash, Class P shares or Class I shares or Class P units or Class I units of CNSREIT OP. We incurred no management fee expense during the year ended December 31, 2024.

Pursuant to an Expense Limitation and Reimbursement Agreement, by and between the Company and the Advisor (the “Expense Limitation and Reimbursement Agreement”), through December 31, 2025, the Advisor has contractually agreed to waive its fees and/or reimburse expenses on our behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that the Company will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to December 31, 2025 without the consent of the Board, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to the Company’s operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property-level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor). During the year ended December 31, 2024, the Company incurred general and administrative expenses (other than stock compensation expense) of approximately $2.0 million. Pursuant to the Expense Limitation and Reimbursement Agreement, $1.7 million of these expenses for the year ended December 31, 2024 were reimbursable by the Advisor as they were considered Specified Expenses that exceeded 0.50% of net assets (annualized) and are thus not recognized on our consolidated statements of operations. As of December 31, 2024, the Due from affiliate amount of $0.2 million represents amounts yet to be reimbursed by the Advisor to the Company. We recorded stock compensation expense of $0.1 million during the year ended December 31, 2024 which reflects the amortization of the restricted share awards granted to the independent directors.
The Company incurred general and administrative expenses (other than stock compensation expense) of approximately $3.2 million from February 21, 2023 (the date the registration statement for the Offering was declared effective by the SEC) through December 31, 2024. Pursuant to the Expense Limitation and Reimbursement Agreement, approximately $2.9 million of these expenses are reimbursable by the Advisor and are thus not reflected as general and administrative expenses in the Company’s consolidated statements of operations since it is not probable (as of December 31, 2024) that the Company’s Specified Expenses will be less than 0.5% of net assets (annualized) within three years after the month in which the Specified Expenses were incurred and deemed reimbursable.
The Special Limited Partner holds a performance participation interest in CNSREIT OP that entitles it to receive an allocation from CNSREIT OP equal to 10% of the annual Total Return, subject to a 6% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as is defined in the prospectus). Such allocation will be measured on a calendar year basis, accrued monthly and paid annually. The performance participation interest will not be paid on the Class P units in CNSREIT OP. The performance participation interest will be paid, at the Special Limited Partner’s election, in cash or Class I units or any other units of CNSREIT OP. During the year ended December 31, 2024, the Company accrued $7 thousand of performance participation allocation. No other fees were owed to the Advisor or any affiliate of the Advisor by the Company for the year ended December 31, 2024.
Cohen & Steers Securities, LLC, a Delaware limited liability company (the “Dealer Manager”), serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company has entered into an agreement (the “Dealer Manager Agreement”) with the Dealer Manager in connection with the Offering. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S, Class D, Class F-T, Class F-S and Class F-D shares distributed in the Offering shall survive until such shares are no longer outstanding (including if such shares are converted into Class I and Class F-I shares).

The following table details the upfront selling commissions, dealer manager fees, investment professional stockholder servicing fees and dealer stockholder servicing fees for each applicable share class sold in the Offering. No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class P Shares, Class I Share or Class F-I share or shares of any class sold pursuant to the Company’s distribution reinvestment plan:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class F-T Shares	Class F-S Shares	Class F-D Shares	Class F-I Shares	Class P Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 3.5%	up to 1.5%	—	up to 3.5%	up to 3.5%	up to 1.5%	—	—
Stockholder servicing fee (% of NAV)(1)	0.85%	0.85%	0.25%	—	0.85%	0.85%	0.25%	—	—
_________
(1) Class T Share percentage consists of an investment professional stockholder servicing fee of 0.65% per annum and a dealer stockholder servicing fee of 0.20% per annum.
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
Due to Affiliate
The following table details the Company’s expenses that are due to its Advisor or its affiliates ($ in thousands):

	December 31,
	2024	2023(1)
Organization and offering costs	$8,413	$—
Accrued performance participation allocation	7	—
Total	$8,420	$—
___________
(1)    The Company did not commence principal operations until January 11, 2024. As such, the organization and offering costs were not recorded in the consolidated financial statements as of December 31, 2023 because such costs were not the Company’s liability until the commencement of principal operations.
Organization and Offering Costs
The Advisor has agreed to advance all organization and offering expenses (including legal, accounting and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through the earlier of (i) December 31, 2025, or (ii) the month that the Company’s aggregate NAV is at least $1.0 billion. The Company will reimburse the Advisor for all such advanced expenses ratably over a 60-month period following such date.
The Advisor and its affiliates had incurred organization and offering expenses as of December 31, 2024 and December 31, 2023, of approximately $8.4 million and $7.0 million, respectively, on the Company’s behalf. The Company commenced its operations on January 11, 2024. As such, organizational expenses are expensed as incurred and offering expenses are charged to stockholders’ equity.

Note 10: Share Based Payments
The following table summarizes the grants, vesting and forfeitures of restricted common stock during the year ended December 31, 2024 ($ in thousands):

Restricted Shares	Shares	Grant Date Fair Value
Outstanding as of December 31, 2023	20,310	$203
Granted	18,132	187
Vested	(20,310)	(203)
Forfeiture	—	—
Outstanding as of December 31, 2024	18,132	$187
Restricted Share Award Grants
On February 27, 2023, the Company granted 6,770 shares of restricted Class I shares to each of its three independent directors in accordance with its independent director compensation policy. The shares vested and became non-forfeitable on the one-year anniversary of the grant date. On June 3, 2024, the Company granted 6,044 shares of restricted Class I shares to each of its three independent directors in accordance with its independent director compensation policy. The shares, including any unvested shares granted under the distribution reinvestment plan, vest and become non-forfeitable on the one-year anniversary of the grant date. Given the restriction, the unvested shares are not considered issued and outstanding for the purposes of the Company’s financial statements as of December 31, 2024.
The Company recorded stock compensation expense of $142 thousand and $169 thousand during the years ended December 31, 2024 and 2023, respectively, which reflected the amortization of the restricted share awards granted to the independent directors and was included in general and administrative expense in the consolidated financial statements.
Note 11: Equity
Authorized Capital
As of December 31, 2024 and 2023, the Company was authorized to issue up to 2.9 billion shares, consisting of the following:

	December 31,
	2024		2023
Classification	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Preferred Stock, $0.01 par value per share	100,000,000	—	100,000,000	—
Class P Shares, $0.01 par value per share	800,000,000	12,729,019	800,000,000	—
Class T Shares, $0.01 par value per share	80,000,000	—	80,000,000	—
Class S Shares, $0.01 par value per share	800,000,000	—	800,000,000	—
Class D Shares, $0.01 par value per share	160,000,000	—	160,000,000	—
Class I Shares, $0.01 par value per share	600,000,000	60,906	600,000,000	20,000
Class F-T Shares, $0.01 par value per share	20,000,000	—	20,000,000	—
Class F-S Shares, $0.01 par value per share	200,000,000	—	200,000,000	—
Class F-D Shares, $0.01 par value per share	40,000,000	—	40,000,000	—
Class F-I Shares, $0.01 par value per share	100,000,000	22,394	100,000,000	—
Total	2,900,000,000	12,812,319	2,900,000,000	20,000

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock:

	Class I	Class F-I	Class P	Total
Beginning balance, December 31, 2023	20,000	—	—	20,000
Common stock issued	40,140	22,199	12,643,320	12,705,659
Distribution reinvestment	766	195	85,699	86,660
Ending balance, December 31, 2024	60,906	22,394	12,729,019	12,812,319
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders in certain states or clients of certain participating broker-dealers will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Stockholders in certain states and clients of certain participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price at the time the distribution is payable (which will generally be equal to the Company’s prior month’s NAV per share). Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares, Class D shares, Class F-T shares, Class F-S shares and Class F-D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. Shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as shares purchased in the Offering.
Distributions
The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its stockholders each year to comply with the REIT provisions of the Code. Each class of common stock receives the same gross distribution rate per share. The net distribution varies for each class based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.
The following table presents the aggregate distributions per share declared for each applicable class of common stock:

	Year Ended December 31, 2024
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.3045	$—	$0.3045
Class F-I Common Stock	$0.2175	$—	$0.2175
Class P Common Stock	$0.3045	$—	$0.3045
___________
(1)     Stockholder servicing fees only apply to Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares are sold. As of December 31, 2024, the Company had not sold any Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares and therefore, had not incurred any stockholder servicing fees.
The Company did not declare any distributions for any period during the year ended December 31, 2023.

Share Repurchases
The Company has adopted a share repurchase plan whereby, on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class P, Class T, Class S, Class D, Class I, Class F-T, Class F-S, Class F-D and Class F-I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, except for shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price (subject to certain exceptions). If the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis after the Company has repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
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
During the year ended December 31, 2024, we did not receive any repurchase requests and accordingly, did not repurchase any shares of our common stock pursuant to our share repurchase plan.
Class P Shares
Requests for repurchases of Class P shares, including Class P shares held by Cohen & Steers and its affiliates, may only be made following the two-year anniversary of the initial commitment in the private offering, or March 1, 2025. Following such holding period, stockholders may request on a monthly basis that we repurchase all or any portion of their shares pursuant to our share repurchase plan as described above.
Note 12: Segment Reporting
The Company operates in two operating and reportable segments: Real Estate and Real Estate-Related Securities. The chief operating decision makers allocate resources and evaluate results based off the performance of each segment individually. These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief operating officer and chief financial officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the segment net operating income. The chief operating decision-makers also use segment net operating income (a measure of segment profit and loss) and its components to monitor budget versus actual results, perform variance analysis of current results to prior period results, and forecast future performance.
The following table sets forth the total assets by segment as of December 31, 2024 ($ in thousands):

Segment	December 31, 2024
Real estate	$274,817
Real estate-related securities	23,953
Total reportable segment assets	$298,770
Reconciliation to consolidated total assets:
Other (corporate)	2,333
Total assets	$301,103

The following table provides the total financial results by segment for the year ended December 31, 2024 ($ in thousands):

	For the Year Ended December 31, 2024
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$8,277	$—	$8,277
Total revenues	8,277	—	8,277

Property operating (1)	(3,138)	—	(3,138)
Realized and unrealized gains (losses) from real estate-related securities, net	—	269	269
Other income	123	7	130
Segment net operating income	$5,262	$276	$5,538
Depreciation and amortization			$(5,204)
Other income			449
General and administrative			(472)
Interest expense			(1,593)
Performance participation allocation			(7)
Organization expenses			(1,852)
Net loss			$(3,141)
Net loss attributable to non-controlling interests			(51)
Net loss attributable to common stockholders			$(3,090)
___________
(1)     Property operating expenses include real estate taxes, routine repairs and maintenance expenses, property management fees, insurance expenses and other property-level expenses. Such expenses are not provided regularly to our chief operating decision makers.
For the year ended December 31, 2023, the Company had no investments and its sole operations consisted of $169 thousand of general and administrative expenses; therefore, no segment information is provided for the comparative period.
Note 13: Economic Dependency
The Company depends on the Advisor and its affiliates for certain services that are essential to it, including the sale of the Company’s shares of common stock, acquisition and disposition decisions and certain other responsibilities. If the Advisor or its affiliates are unable or unwilling to provide such services, the Company would be required to find alternative service providers.
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

Capital Raising Activities:
Subsequent to year end, the Company issued approximately 3.6 million Class P shares for gross proceeds of $40.1 million. As of March 13, 2025, the Company has called $174.3 million in commitments to purchase Class P shares. All outstanding third party Class P commitments have been called. Approximately $49.7 million of the Advisor’s $124.8 million commitment to purchase Class P Shares remains outstanding, which the Company may call at any time.
As part of the public offering, subsequent to December 31, 2024, and through March 13, 2025, the Company has issued and sold 62,334 shares of our common stock (consisting of 431 Class I shares and 61,903 Class F-I shares) for total proceeds of $0.7 million, including shares issued pursuant to our distribution reinvestment plan.
Investing Activities:
On January 17, 2025, the Company and Phillips Edison & Company (“PECO”) closed on the acquisition of Oak Grove Shoppes, an open-air grocery-anchored shopping center in the Orlando, Florida metropolitan area. The acquisition was made through a programmatic joint venture with PECO, a venture in which the Company has an 80% interest. The acquisition was made at a $40.1 million purchase price, subject to closing costs and customary prorations. The acquisition was partially financed with a $24.3 million 7-year fixed-rate loan. The loan has a fixed interest rate of 5.88% and is interest-only throughout the term.

Schedule III - Real Estate and Accumulated Depreciation
December 31, 2024
(in thousands, except number of properties)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Number of Properties	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation (1)	Year Built/Last Renovated	Year Acquired
Marketplace at Highland Village	Dallas, TX	1	$23,155	$12,341	$22,467	$—	$128	$12,341	$22,595	$34,936	$(696)	2006	2024
Des Peres Corners	St. Louis, MO	1	23,160	3,758	31,383	—	55	3,758	31,438	35,196	(378)	2009	2024
Village at Pooler Parkway	Savannah, GA	1	20,400	4,738	33,157	—	—	4,738	33,157	37,895	(283)	2014	2024
Bridgepointe Shopping Center	San Mateo, CA	1	70,000	53,431	71,380	—	—	53,431	71,380	124,811	(65)	1998	2024
Total Portfolio			$136,715	$74,268	$158,387	$—	$183	$74,268	$158,570	$232,838	$(1,422)
________
(1)     Refer to Note 2 of the Company’s consolidated financial statements for details on depreciable lives.

Notes to Schedule III - Real Estate and Accumulated Depreciation
(Continued)
(in thousands)

The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2024 and 2023 ($ in thousands):

	December 31,
	2024	2023
Real Estate:
Balance at the beginning of the year	$—	$—
Additions during the year:
Land and land improvements	74,268	—
Building and building improvements	158,570	—
Dispositions during the year:
Land and land improvements	—	—
Building and building improvements	—	—
Assets held for sale	—	—
Balance at the end of the year	$232,838	$—

Accumulated Depreciation:
Balance at the beginning of the year	$—	$—
Accumulated depreciation	(1,422)	—
Dispositions	—	—
Assets held for sale	—	—
Balance at the end of the year	$(1,422)	$—

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our CEO and CFO. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (i) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported and forms and (ii) include controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP.

The Company’s internal control over financial reporting includes policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and our expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024 was effective.

Item 9B. Other Information
During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed no later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed no later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed no later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed no later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed no later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

Part IV
Item 15. Exhibits and Financial Statement Schedules

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

10.12
Assignment of Purchase and Sale Agreement, dated as of July 25, 2024, by and between The Phillips Edison Group LLC and Des Peres Station LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 25, 2024 and incorporated by reference herein)

10.13
Purchase and Sale Agreement, dated as of July 12, 2024, between West Plaza RE Holdings, LLC and Core Power Acquisitions, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2024 and incorporated by reference herein)

10.14
Assignment and Assumption of Purchase and Sale Agreement, dated as of September 6, 2024, by and between Core Power Acquisitions, LLC and Core Power Pooler, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 19, 2024 and incorporated by reference herein)

10.15	Purchase and Sale Agreement, dated as of October 16, 2024, by and between TREA 3010 Bridgepointe Parkway LLC and Core Power Acquisitions, LLC (filed herein)
10.16	Assignment of Purchase and Sale Agreement, dated as of November 5, 2024, by and between Core Power Acquisitions, LLC and Core Power Bridgepointe, LLC (filed herein)
10.17	First Amendment to Purchase and Sale Agreement, dated as of December 10, 2024, by and between TREA 3010 Bridgepointe Parkway LLC and Core Power Bridgepointe, LLC (filed herein)

19.1	Policies and Procedures for Transacting in Securities of Cohen & Steers Income Opportunities REIT, Inc. (filed herein)
21.1	Subsidiaries of the Registrant (filed herewith)
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
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Steers Income Opportunities REIT, Inc.

March 13, 2025	By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Financial Officer & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

March 13, 2025	By:	/s/ James S. Corl
James S. Corl
Chief Executive Officer & Chief Investment Officer (Principal Executive Officer)

March 13, 2025	By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Financial Officer & Treasurer
(Principal Financial Officer & Principal Accounting Officer)

March 13, 2025	By:	/s/ Robert H. Steers
Robert H. Steers
Chairperson of the Board

March 13, 2025	By:	/s/ Joseph M. Harvey
Joseph M. Harvey
Director

March 13, 2025	By:	/s/ Dana Roffman
Dana Roffman
Director

March 13, 2025	By:	/s/ John W. Thiel
John W. Thiel
Director

March 13, 2025	By:	/s/ W. Edward Walter
W. Edward Walter
Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

An annual report and proxy statement for our annual meeting of stockholders will be sent to our stockholders for the period covered by this Annual Report on Form 10-K, and copies of such materials will be furnished to or filed with the SEC at that time. We will deliver to our stockholders as of a record date established by the Board a copy of this Annual Report on Form 10-K.