Form 10-Q
period 2025-03-31
Cohen & Steers Income Opportunities REIT, Inc.
filed 2025-05-13
CIK 1939433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 13, 2025, the registrant had the following shares outstanding: 16,620,990 shares of Class P common stock, 81,257 shares of Class I common stock and 817,553 shares of Class F-I common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands - except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Investments in real estate, net	$269,855	$231,416
Investments in real estate-related securities, at fair value	28,935	22,810
Lease intangible assets, net	38,471	34,275
Cash and cash equivalents	32,241	6,542
Restricted cash	1,780	1,962
Due from affiliate	239	195
Other assets	3,492	3,903
Total assets	$375,013	$301,103
LIABILITIES AND EQUITY
Mortgage notes, net	$158,865	$134,896
Lease intangible liabilities, net	30,606	24,959
Due to affiliate	8,994	8,420
Accounts payable, accrued expenses and other liabilities	6,348	4,477
Total liabilities	$204,813	$172,752
Commitments and Contingencies (see Note 14)
Equity
Preferred Stock, $0.01 par value per share, 100,000,000 shares authorized; and none issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$—	$—
Common Stock- Class P shares, $0.01 par value per share, 800,000,000 shares authorized; and 16,426,414 and 12,729,019 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	164	127
Common Stock- Class T shares, $0.01 par value per share, 80,000,000 shares authorized; and none issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common Stock- Class S shares, $0.01 par value per share, 800,000,000 shares authorized; and none issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common Stock- Class D shares, $0.01 par value per share, 160,000,000 shares authorized; and none issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common Stock- Class I shares, $0.01 par value per share, 600,000,000 shares authorized; and 61,329 and 60,906 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Common Stock- Class F-T shares, $0.01 par value per share, 20,000,000 shares authorized; and none issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common Stock- Class F-S shares, $0.01 par value per share, 200,000,000 shares authorized; and none issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common Stock- Class F-D shares, $0.01 par value per share, 40,000,000 shares authorized; and none issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common Stock- Class F-I shares, $0.01 par value per share, 100,000,000 shares authorized; and 84,523 and 22,394 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	—
Additional paid-in capital	170,661	129,435
Accumulated deficit	(8,058)	(5,705)
Total stockholders’ equity	162,769	123,858
Non-controlling interests	7,431	4,493
Total equity	170,200	128,351
Total liabilities and equity	$375,013	$301,103
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands - except per-share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Rental revenue	$7,427	$1,002
Total revenues	7,427	1,002
Expenses
Property operating	2,556	364
General and administrative	251	79
Organization expenses	—	1,852
Management fees	253	—
Performance participation allocation	5	—
Depreciation and amortization	3,649	731
Total expenses	6,714	3,026
Other income (expense), net
Realized and unrealized gains from real estate-related securities, net	1,093	88
Interest expense	(2,367)	—
Other income	164	68
Total other income (expense), net	(1,110)	156
Net loss	$(397)	$(1,868)
Net loss attributable to non-controlling interests	(16)	(1)
Net loss attributable to common stockholders	$(381)	$(1,867)
Net loss per share of common stock - basic	$(0.03)	$(0.45)
Net loss per share of common stock - diluted	$(0.03)	$(0.45)
Weighted-average shares of common stock outstanding
Basic	14,763	4,192
Diluted	14,763	4,192
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Par Value
	Common Stock Class I	Common Stock Class F-I	Common Stock Class P	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2024	$1	$—	$127	$129,435	$(5,705)	$123,858	$4,493	$128,351
Common stock issued	—	1	36	40,721	—	40,758	—	40,758
Distributions declared on common stock ($0.0435 gross per share)	—	—	—	—	(1,972)	(1,972)	—	(1,972)
Distribution reinvestments	—	—	1	892	—	893	—	893
Offering costs	—	—	—	(434)	—	(434)	—	(434)
Amortization of restricted share grants	—	—	—	47	—	47	—	47
Net loss	—	—	—	—	(381)	(381)	(16)	(397)
Contributions from non-controlling interests	—	—	—	—	—	—	2,973	2,973
Distributions to non-controlling interests	—	—	—	—	—	—	(19)	(19)
Balance at March 31, 2025	$1	$1	$164	$170,661	$(8,058)	$162,769	$7,431	$170,200

	Par Value
	Common Stock Class I	Common Stock Class F-I	Common Stock Class P	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	$—	$—	$—	$369	$(169)	$200	$—	$200
Common stock issued	1	—	47	47,330	—	47,378	—	47,378
Offering costs	—	—	—	(5,638)	—	(5,638)	—	(5,638)
Amortization of restricted share grants	—	—	—	34	—	34	—	34
Net loss	—	—	—	—	(1,867)	(1,867)	(1)	(1,868)
Contributions from non-controlling interests	—	—	—	—	—	—	425	425
Distributions to non-controlling interests	—	—	—	—	—	—	(6)	(6)
Balance at March 31, 2024	$1	$—	$47	$42,095	$(2,036)	$40,107	$418	$40,525

The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(397)	$(1,868)
Adjustments to net loss:
Depreciation and amortization	3,649	731
Unrealized gains on changes in fair value of real estate-related securities, net	(610)	(77)
Realized (gains) losses on sale of real estate-related securities, net	(181)	27
Amortization of above- and below-market lease intangibles, net	(443)	(98)
Straight-line rent adjustments	(227)	(11)
Amortization of deferred financing costs	58	—
Amortization of restricted share grants	47	34
Changes in assets and liabilities:
Other assets	(1,400)	(165)
Due from affiliate	(44)	(182)
Due to affiliate	140	1,852
Accounts payable, accrued expenses and other liabilities	1,748	815
Net cash provided by operating activities	2,340	1,058
Cash flows from investing activities:
Acquisition of real estate	(38,411)	(42,325)
Capital improvements on real estate	(8)	—
Purchases of real estate-related securities	(8,924)	(4,962)
Proceeds from sale of real estate-related securities	3,187	1,100
Net cash used in investing activities	(44,156)	(46,187)
Cash flows from financing activities:
Proceeds from issuance of common stock	40,645	47,378
Contributions from non-controlling interests	2,973	425
Distributions paid on common stock	(915)	—
Distributions to non-controlling interests	(19)	(6)
Proceeds from subscriptions received in advance	470	—
Proceeds from mortgage notes	24,300	—
Payment of deferred financing costs on mortgage notes	(121)	—
Net cash provided by financing activities	67,333	47,797
Net change in cash, cash equivalents and restricted cash	25,517	2,668
Cash, cash equivalents and restricted cash, at the beginning of the period	8,504	200
Cash, cash equivalents and restricted cash, at the end of the period	$34,021	$2,868

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$32,241	$2,868
Restricted cash	1,780	—
Total cash and cash equivalents and restricted cash	$34,021	$2,868
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,520	$—
Supplemental disclosure of non-cash investing and financing activities:
Accrued offering costs due to affiliate	$434	$5,638
Accrued distributions	$722	$—
Distribution reinvestments	$893	$—
Accrued purchases of real-estate related securities	$108	$—

The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Organization
Cohen & Steers Income Opportunities REIT, Inc. (the “Company”) was formed on July 18, 2022, as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2024. The Company was organized to invest primarily in high-quality, stabilized real estate assets within the United States (“U.S.”), and to a lesser extent, in real estate-related securities (including listed REITs), preferred equity and debt instruments to provide current income, additional appreciation potential and a source of liquidity for the Company’s share repurchase plan, cash management and other purposes. The Company is the sole general partner of Cohen & Steers Income Opportunities REIT Operating Partnership, L.P., a Delaware limited partnership (“CNSREIT OP” or the “Operating Partnership”), which was formed on July 22, 2022. Cohen & Steers Income Opportunities REIT Special Limited Partner, LLC, an affiliate of Cohen & Steers, Inc., was formed on July 22, 2022, as a Delaware limited liability company (the “Special Limited Partner”), and owns a special limited partner interest in CNSREIT OP. Substantially all of the Company’s business is conducted through CNSREIT OP. The Company and CNSREIT OP are externally managed by Cohen & Steers Capital Management, Inc., a New York corporation (the “Advisor”). The Advisor is a subsidiary of Cohen & Steers, Inc. (together with its subsidiaries, “Cohen & Steers”).
The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in its primary offering and up to $0.6 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company is currently offering any combination of eight classes of shares of its common stock – Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares, and Class F-I shares, with a dollar value up to the maximum offering amount. Class F-T shares, Class F-S shares, Class F-D shares, and Class F-I shares (collectively, the “founder shares”) will be offered to all investors in the Offering until January 2026, subject to the minimum investment requirement for each founder share class. Thereafter, the founder shares will be offered only to investors that held, or clients of a financial intermediary that in the aggregate held, at least $150 million in founder shares as of such time, unless such minimum founder shares holding requirement is waived by the dealer manager, Cohen & Steers Securities, LLC (the “Dealer Manager”). As of March 31, 2025, the Company has issued and sold 105,542 shares of its common stock (consisting of 21,019 Class I shares and 84,523 Class F-I shares) for total proceeds of $1.1 million, including shares issued pursuant to its distribution reinvestment plan.
The Company is also conducting a private offering of its Class P shares to Cohen & Steers and its affiliates and certain persons that are accredited investors, as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. Class P shares are not subject to upfront selling commissions, dealer manager fees, stockholder servicing fees or performance participation. Class P shares sold in the Company’s private offering are not being offered to the public. In addition to its $0.2 million investment in Class I shares, Cohen & Steers has committed to invest $124.8 million through the Advisor in Class P shares for an aggregate investment of $125.0 million. As of March 31, 2025, the Company has issued and sold 16,426,414 Class P shares for gross proceeds of $174.3 million; which includes 7,046,736 shares issued to the Advisor for gross proceeds of $75.1 million. The Company can call the remaining $49.7 million of the Advisor’s $124.8 million commitment to purchase Class P shares at any time.
As of March 31, 2025, the Company owned five properties and held a portfolio of real estate-related securities. The Company currently operates in two reportable segments: real estate and real estate-related securities. See Note 12 for additional information.

Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and the applicable rules and regulations of the SEC. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing its consolidated financial statements are reasonable and prudent. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC.
The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of the revenues and expenses during the reporting period. Actual results could differ from those estimates.
There is no other comprehensive income (loss) for the three months ended March 31, 2025 and 2024, resulting in comprehensive loss equaling net loss. Accordingly, the statement of other comprehensive income (loss) is not presented.
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
As of March 31, 2025 and December 31, 2024, the Company held interests in two joint ventures that it consolidates.

Non-Controlling Interests
Non-controlling interests represent the equity interests held by unrelated third parties in the Company’s consolidated joint ventures. Net income or losses for joint ventures are calculated using the hypothetical liquidation at book value (“HLBV”) method to attribute the earnings or losses between the controlling and non-controlling interests. Under the HLBV method, the amounts reported as non-controlling interests in the consolidated balance sheets represent the amounts the non-controlling interests would hypothetically receive at each balance sheet reporting date under the liquidation provisions of the governing agreements assuming the net assets of the consolidated joint ventures were liquidated at recorded amounts and distributed between the controlling and non-controlling interests in accordance with the governing documents. The net income attributable to non-controlling interests in the consolidated statements of operations is associated with the increase or decrease in the non-controlling interest holders’ contractual claims on the respective entities’ balance sheets assuming a hypothetical liquidation at the end of that reporting period when compared with their claims on the respective entities’ balance sheets assuming a hypothetical liquidation at the beginning of that reporting period, after removing the impact of any contributions or distributions. This would include the accrual of promote interests as defined in the joint venture agreements.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of March 31, 2025 and December 31, 2024, the Company held $32.2 million and $6.5 million in cash and cash equivalents, respectively.
Restricted Cash
Restricted cash primarily consists of amounts in escrow related to real estate taxes, insurance and other lender restrictions in connection with mortgages at the Company’s properties. Restricted cash also includes funds received by the Company’s transfer agent for subscriptions prior to their effective date. As of March 31, 2025 and December 31, 2024, the Company held $1.8 million and $2.0 million in restricted cash, respectively.
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

Whether the acquisition of a property acquired is considered a business combination or an asset acquisition, the Company recognizes the identifiable tangible and intangible assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company expenses acquisition-related costs associated with business combinations as they are incurred and capitalizes acquisition-related costs associated with asset acquisitions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, such as the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. The estimated fair value of acquired in-place leases is the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Company evaluates the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance costs and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms. The amortization of in-place lease intangibles is recorded in depreciation and amortization expense on the Company’s consolidated statements of operations. Acquired above- and below-market lease values are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the in-place leases and the Company’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options, if applicable. Should a tenant terminate its lease, the unamortized portion of the in-place lease value will be charged to amortization expense and the unamortized portion of above- and below-market lease value will be charged to rental revenue.
The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Buildings	40 years
Buildings and site improvements	5 - 20 years
Lease intangibles and leasehold improvements	Over lease term
Significant improvements to properties are capitalized, whereas repairs and maintenance expenses at the Company’s properties are expensed as incurred and included in property operating expense on the Company’s consolidated statements of operations. When an asset is sold, the cost and related accumulated depreciation are removed from the accounts with the resulting gain or loss reflected in the Company’s results of operations for the period.
Real estate assets will be evaluated for impairment on a quarterly basis or when there is an event or change in circumstances that indicates the carrying amount of an asset may not be recoverable. The Company will consider the following factors when performing its impairment analysis: (i) management, having the authority to approve the action, commits to a plan to sell the asset; (ii) significant negative industry and economic outlook or trends; (iii) expected material costs necessary to extend the life of or operate the real estate asset; (iv) the Company’s ability to hold and dispose of the real estate asset in the ordinary course of business; and (v) property-specific factors, including but not limited to, physical condition, needed repairs or improvements and any operating impediments that may affect the real estate asset’s performance or value. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions, including consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. During the three months ended March 31, 2025 and 2024, the Company did not incur any impairment charges.

Investments in Real Estate-Related Securities
The Company reports its investments in common stock of publicly listed REITs and real estate-related preferred securities at fair value and any changes in fair value are recorded in current period earnings. Dividend income is recorded when declared and the resulting dividend income, along with gains and losses are recorded as a component of realized and unrealized gains (losses) from real estate-related securities, net on the Company’s consolidated statements of operations.
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
Deferred Charges
The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the mortgage notes at the Company’s properties are recorded as an offset to the related liability and are amortized over the term of the applicable financing instrument as interest expense. Deferred leasing costs incurred in connection with leases, consisting primarily of leasing commissions, are recorded as a component of other assets on the Company’s consolidated balance sheets and are amortized over the term of the related lease.
Revenue Recognition
Rental revenue primarily consists of base rent and tenant reimbursement income arising from tenant leases at the Company’s real estate properties. Base rent is recognized on a straight-line basis over the life of the lease, including any rent step-ups or abatement provisions. Differences between recognized operating lease income and contractually due amounts are recorded as straight-line rent receivable or liability, as applicable. Leases are classified as operating leases unless they meet specific criteria that would require sales-type or financing lease treatment under Accounting Standards Codification (“ASC”) 842, Leases. All of the Company’s leases have been evaluated and classified as operating leases.
The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Certain of the Company’s contracts contain non-lease components (such as common area maintenance, reimbursement of third-party maintenance expenses, real estate taxes and insurance costs) in addition to lease components (i.e., monthly rental charges). Services related to non-lease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. Tenant reimbursements are accounted for as variable lease payments within rental revenue on the statements of operations. The Company elected to apply the practical expedient available under ASC 842 for all classes of assets, not to segregate the lease components from the non-lease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and non-lease components are accounted for in accordance with ASC 842 and reported as rental revenues in the Company’s consolidated statements of operations.
The Company evaluates the collectibility of receivables related to rental revenue on an individual lease basis. In making this determination, the Company considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue. If subsequently recovered, such amounts are recognized as rental revenue when collected.
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
As of March 31, 2025 and December 31, 2024, the Advisor and its affiliates had incurred organization and offering expenses of approximately $8.8 million and $8.4 million, respectively, on the Company’s behalf. Such costs became the Company’s liability on January 11, 2024, the date that the Company issued Class P shares and commenced principal operations. Organizational expenses are expensed as incurred and offering expenses are charged to stockholders’ equity, as such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Offering and any private placement offering.
Earnings per Share
Basic earnings per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) for the period by the weighted average number of common stock and common stock equivalents outstanding (unless their effect is antidilutive) for the period. For the three months ended March 31, 2025 and 2024, the Company was in a net loss position and thus the inclusion of any outstanding unvested restricted share awards granted to the independent directors would be anti-dilutive. For the three months ended March 31, 2025 and 2024, the Company did not have any dilutive securities outstanding that would cause basic earnings per share and diluted earnings per share to differ. All classes of common stock are allocated net income (loss) at the same rate per share and receive the same gross distribution per share.
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
Securities or assets for which market prices are unavailable, or for which the Advisor determines that bid or ask price or a counterparty valuation does not reflect market value, will be valued at fair value pursuant to procedures approved by the Company’s board of directors (the “Board”). The Advisor has established a valuation committee to administer, implement and oversee the fair valuation process according to the policies and procedures approved annually by the Board. Among other things, these policies and procedures allow us to utilize independent pricing services, quotations from securities and financial instrument dealers and other market sources to determine fair value. Circumstances in which market prices may be unavailable include when trading in a security or asset is suspended, the exchange on which the security or asset is traded is subject to an unscheduled close or disruption or material events occur after the close of the exchange on which the security or asset is principally traded. In these circumstances, the Company will determine fair value in a manner that fairly reflects the market value of the security or asset on the valuation date based on consideration of any information or factors the Company deems appropriate. These may include recent transactions in comparable securities or assets, information relating to the specific security or asset and developments in the markets.
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
As of March 31, 2025, the Company’s investments in common stock of publicly listed REITs and real estate-related preferred securities are recorded at fair value based on the closing price as reported by the applicable national securities exchange and have been classified as Level 1.
The Company’s investments classified as Level 2 consisted of real estate-related debt securities. Fair values were generally determined using third-party pricing services. The pricing services may utilize pricing models that vary by asset class and incorporate available trade, bid and other market information.
The following tables detail the Company’s assets measured at fair value on a recurring basis ($ in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Common stock of publicly listed REITs	$16,626	$—	$—	$16,626
Real estate-related preferred securities	971	—	—	971
Real estate-related debt securities	—	11,338	—	11,338
Total	$17,597	$11,338	$—	$28,935

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Common stock of publicly listed REITs	$11,040	$—	$—	$11,040
Real estate-related preferred securities	862	—	—	862
Real estate-related debt securities	—	10,908	—	10,908
Total	$11,902	$10,908	$—	$22,810
The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the consolidated balance sheets ($ in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes (1)	$161,015	$160,603	$136,715	$135,584
Total	$161,015	$160,603	$136,715	$135,584
1.The Company determined the estimated fair value of its properties’ mortgage notes using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates consider interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of March 31, 2025 and December 31, 2024, the carrying value of the properties’ mortgage notes disclosed above excludes unamortized deferred financing costs of $2.2 million and $1.8 million, respectively.
Recent Accounting Pronouncements
There were no recently issued or adopted accounting pronouncements during the three months ended March 31, 2025 that are expected to materially impact the Company.
Note 3: Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2025	December 31, 2024
Buildings and improvements	$194,559	$158,570
Land	78,105	74,268
Total	272,664	232,838
Accumulated depreciation	(2,809)	(1,422)
Investment in real estate, net	$269,855	$231,416
The Company acquired the following property during the three months ended March 31, 2025 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Property Type	Acquisition Date	Purchase Price(1)
Oak Grove Shoppes	80%	1	Orlando, FL	Grocery-anchored shopping center	January 17, 2025	$40,181
_________
1.Purchase price includes acquisition costs and other acquisition-related adjustments.

The following table summarizes the purchase price allocation for the property acquired during the three months ended March 31, 2025 ($ in thousands):

Amount
Buildings and improvements	$35,981
Land	3,838
In-place lease intangibles	6,495
Below-market lease intangibles	(6,133)
Total purchase price	$40,181
The weighted-average amortization periods for lease intangible assets and liabilities acquired in connection with the Company’s acquisition during the three months ended March 31, 2025 were as follows:

	In-place lease intangibles	Above-market lease intangibles	Below-market lease intangibles(1)
Weighted-average amortization periods (in years)	12.9	—	35.2
_________
1.Amortization period assumes the exercise of any below-market lease options.
Note 4. Investments in Real Estate-Related Securities
As of March 31, 2025 and December 31, 2024, the Company’s investments in real estate-related securities consisted of shares of common stock of publicly listed REITs, real estate-related preferred securities, and real estate-related debt securities. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its consolidated balance sheets.
The following table summarizes the Company’s investments in real estate-related securities ($ in thousands):

	Equity Securities (1)	Debt Securities (1)	Total
Balance as of December 31, 2024	$11,902	$10,908	$22,810
Additions	8,202	319	8,521
Disposals	(3,187)	—	(3,187)
Unrealized gains (losses) on changes in fair value of real estate-related securities, net	499	111	610
Realized gains on sale of real estate-related securities, net	181	—	181
Balance as of March 31, 2025	$17,597	$11,338	$28,935
_________
1.Equity securities represent common stock of publicly traded REITs and real estate-related preferred securities. Debt securities represent real estate-related debt securities.

The following table summarizes the components of realized and unrealized gains (losses) from real estate-related securities, net during the three months ended March 31, 2025 and March 31, 2024 ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Unrealized gains, net	$610	$77
Realized gains (losses), net	181	(27)
Dividend and interest income (1)	302	38
Total	$1,093	$88
_________
1.Dividend and interest income earned on real estate-related securities are recorded as a component of realized and unrealized gains (losses) from real estate-related securities, net on the Company’s consolidated statements of operations.
Note 5: Intangibles
Lease intangibles are amortized over the remaining lease terms from which they were derived. As a result, the Company’s lease intangibles are being amortized from less than one year to fifty-nine years. The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease intangible assets
In-place lease	$43,688	$(5,865)	$37,823
Above-market lease	831	(183)	648
Total intangible assets	$44,519	$(6,048)	$38,471
Lease intangible liabilities
Below-market lease	(31,463)	857	(30,606)
Total intangible liabilities	$(31,463)	$857	$(30,606)

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease intangible assets
In-place lease	$37,352	$(3,769)	$33,583
Above-market lease	839	(147)	692
Total intangible assets	$38,191	$(3,916)	$34,275
Lease intangible liabilities
Below-market lease	(25,365)	406	(24,959)
Total intangible liabilities	$(25,365)	$406	$(24,959)
The estimated future amortization on the Company’s lease intangibles for each of the next five years and thereafter as of March 31, 2025 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Intangibles
2025 (remaining)	$6,283	$126	$(1,395)
2026	7,294	156	(1,816)
2027	6,401	119	(1,798)
2028	4,737	97	(1,742)
2029	3,452	44	(1,704)
Thereafter	9,656	106	(22,151)
	$37,823	$648	$(30,606)
Note 6: Other Assets and Liabilities
The following table summarizes the components of other assets ($ in thousands):

	March 31, 2025	December 31, 2024
Receivables - property	$1,747	$1,266
Prepaid real estate taxes	514	—
Leasing costs, net	375	—
Straight-line rent receivable	342	115
Prepaid expenses	298	34
Receivables - real estate-related securities	136	244
Deposits on real estate-related acquisitions	—	1,764
Prepaid financing costs	—	267
Other	80	213
Total	$3,492	$3,903

The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	March 31, 2025	December 31, 2024
Accounts payable and accrued expenses	$2,580	$2,038
Accrued interest expense	790	275
Prepaid rent	730	482
Distribution payable	722	558
Real estate taxes payable	611	719
Subscriptions received in advance	470	113
Security deposits - property	445	292
Total	$6,348	$4,477
Note 7: Mortgage Notes
The following is a summary of the non-recourse mortgage notes secured by the Company’s properties ($ in thousands):

			Outstanding balance as of
Indebtedness	Interest Rate - Fixed	Maturity Date	March 31, 2025	December 31, 2024
Marketplace at Highland Village	6.13%	October 1, 2034	$23,155	$23,155
Des Peres Corners	6.02%	August 1, 2034	23,160	23,160
Village on Pooler Parkway	6.14%	October 1, 2034	20,400	20,400
Bridgepointe Shopping Center	5.69%	January 1, 2035	70,000	70,000
Oak Grove Shoppes	5.88%	February 1, 2032	24,300	—
Total loans secured by real estate			161,015	136,715
Deferred financing costs, net			(2,150)	(1,819)
Mortgage notes, net			$158,865	$134,896
The Company’s mortgage notes disclosed above are interest-only throughout their respective term, with balloon payments owed at maturity. The following table details the future principal payments due under the mortgage notes as of March 31, 2025 ($ in thousands):

Year	Mortgage Notes
2025 (remaining)	$—
2026	—
2027	—
2028	—
2029	—
Thereafter	161,015
Total future principal payments	$161,015
The Company is subject to various financial and operational covenants under certain of its mortgage notes. The Company was in compliance with all of its loan covenants as of March 31, 2025.
Note 8: Leases
Lessor
Income from fixed lease payments for operating leases is recognized on a straight-line basis over the non-cancelable term of the lease and is considered to be the fixed component of the operating leases. The variable components primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs.

Lease income related to operating leases recognized and included in the consolidated statements of operations is as follows ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Lease income — fixed	$5,306	$696
Lease income — variable	1,678	208
Total operating lease income (1)	$6,984	$904
___________
1.The table above does not include above- and below-market intangible lease amortization of $0.4 million and $0.1 million for the three months ended March 31, 2025 and March 31, 2024, respectively (see Note 5).
To the extent the Company has a significant concentration of revenues from any single tenant, the inability of that tenant to make its payment could have an adverse effect on the Company. There were no tenants that made up over 10% of the Company’s aggregate Annualized Base Rent (“ABR”) as of March 31, 2025 or March 31, 2024.
The following table presents the undiscounted future minimum rents the Company expects to receive for its properties as of March 31, 2025 ($ in thousands):

Year	Future Minimum Rents
2025 (remaining)	$15,760
2026	20,662
2027	19,714
2028	17,172
2029	14,359
Thereafter	53,684
Total	$141,351
Note 9: Related Party Transactions
The Company and CNSREIT OP are party to an advisory agreement (the “Advisory Agreement”) with the Advisor pursuant to which the Advisor is responsible for sourcing, evaluating, and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing, and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Board.
Certain affiliates of the Company, including the Advisor, receive fees and compensation in connection with the ongoing management of the assets of the Company. The Advisor will be paid a management fee equal to 1.25% of NAV per annum, payable monthly on Class T shares, Class S shares, Class D shares, and Class I shares, 1.00% of NAV per annum, payable monthly on Class F-T shares, Class F-S shares, Class F-D shares and Class F-I shares, and is paid a management fee equal to 0.90% of NAV per annum, payable monthly, on Class P shares (lower management fees will apply if amounts invested in Class P shares exceed certain thresholds, calculated excluding the amounts invested by Cohen & Steers). The management fee waiver period for Class P shares ended on January 31, 2025, and for Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares, and Class F-I shares, ended on April 30, 2025. The management fee will be paid, at the Advisor’s election, in cash, Class P shares or Class I shares or Class P units or Class I units of CNSREIT OP. During the three months ended March 31, 2025, the Company incurred management fees of $0.3 million, which the Advisor has elected to receive cash. The Company incurred no management fee expense during the three months ended March 31, 2024.

Pursuant to an Expense Limitation and Reimbursement Agreement, by and between the Company and the Advisor (the “Expense Limitation and Reimbursement Agreement”), through December 31, 2025, the Advisor has contractually agreed to waive its fees and/or reimburse expenses on the Company’s behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that the Company will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to December 31, 2025 without the consent of the Board, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to the Company’s operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes, and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor). During the three months ended March 31, 2025 and March 31, 2024, the Company incurred general and administrative expenses (other than stock compensation expense) of approximately $0.7 million and $0.5 million, respectively. Pursuant to the Expense Limitation and Reimbursement Agreement, $0.5 million and $0.4 million of these expenses for the three months ended March 31, 2025 and March 31, 2024, respectively, were reimbursable by the Advisor as they were considered Specified Expenses that exceeded 0.50% of net assets (annualized) and are thus not recognized on the Company’s consolidated statements of operations. As of March 31, 2025, the Due from affiliate amount of $0.2 million represents amounts yet to be reimbursed by the Advisor to the Company. The Company recorded stock compensation expense of $47 thousand and $34 thousand during the three months ended March 31, 2025 and March 31, 2024, respectively, which reflects the amortization of the restricted share awards granted to the independent directors.
The Company incurred general and administrative expenses (other than stock compensation expense) of approximately $4.0 million from February 21, 2023 (the date the registration statement for the Offering was declared effective by the SEC) through March 31, 2025. Pursuant to the Expense Limitation and Reimbursement Agreement, approximately $3.4 million of these expenses are reimbursable by the Advisor and are thus not reflected as general and administrative expenses in the Company’s consolidated statements of operations since it is not probable (as of March 31, 2025) that the Company’s Specified Expenses will be less than 0.50% of net assets (annualized) within three years after the month in which the Specified Expenses were incurred and deemed reimbursable.
The Special Limited Partner holds a performance participation interest in CNSREIT OP that entitles it to receive an allocation from CNSREIT OP equal to 10% of the annual Total Return, subject to a 6% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as is defined in the prospectus). Such allocation will be measured on a calendar year basis, accrued monthly and paid annually. The performance participation interest will not be paid on Class P units in CNSREIT OP. The performance participation interest will be paid, at the Special Limited Partner’s election, in cash or Class I units or any other units of CNSREIT OP. During the three months ended March 31, 2025, the Company accrued $5 thousand of performance participation allocation. There was no accrued performance participation earned during the three months ended March 31, 2024.
The Dealer Manager serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company has entered into an agreement (the “Dealer Manager Agreement”) with the Dealer Manager in connection with the Offering. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to Class T, Class S, Class D, Class F-T, Class F-S and Class F-D shares distributed in the Offering shall survive until such shares are no longer outstanding (including if such shares are converted into Class I and Class F-I shares).
The following table details the upfront selling commissions, dealer manager fees, investment professional stockholder servicing fees and dealer stockholder servicing fees for each applicable share class sold in the Offering and Class P shares sold in the Company’s private offering. No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class P shares, Class I shares or Class F-I shares or shares of any class sold pursuant to the Company’s distribution reinvestment plan.

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class F-T Shares	Class F-S Shares	Class F-D Shares	Class F-I Shares	Class P Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 3.5%	up to 1.5%	—	up to 3.5%	up to 3.5%	up to 1.5%	—	—
Stockholder servicing fee (% of NAV)(1)	0.85%	0.85%	0.25%	—	0.85%	0.85%	0.25%	—	—
___________
1.Class T share percentage consists of an investment professional stockholder servicing fee of 0.65% per annum and a dealer stockholder servicing fee of 0.20% per annum.
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
Due to Affiliate
The following table details the Company’s expenses that are due to its Advisor or its affiliates ($ in thousands):

	March 31, 2025	December 31, 2024
Organization and offering costs	$8,847	$8,413
Management fees	142	—
Accrued performance participation allocation	5	7
Total	$8,994	$8,420
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
The Advisor and its affiliates had incurred organization and offering expenses as of March 31, 2025 and December 31, 2024 of approximately $8.8 million and $8.4 million, respectively, on the Company’s behalf.
Note 10: Share-Based Payments
The following table summarizes the grants, vesting and forfeitures of restricted common stock during the three months ended March 31, 2025 ($ in thousands):

Restricted Shares	Shares	Grant Date Fair Value
Outstanding as of December 31, 2024	18,132	$187
Granted	—	—
Vested	—	—
Forfeiture	—	—
Outstanding as of March 31, 2025	18,132	$187

Restricted Share Awards
The Company grants restricted Class I shares to its independent directors in accordance with its independent director compensation policy. On February 27, 2023, the Company granted 6,770 restricted Class I shares to each of its three independent directors, which vested and became non-forfeitable on the one-year anniversary of the grant date, and on June 3, 2024, the Company granted 6,044 restricted Class I shares to each of its three independent directors, which shares, including any unvested shares granted under the distribution reinvestment plan, vest and become non-forfeitable on the one-year anniversary of the grant date. Given the restriction, the unvested shares are not considered issued and outstanding for the purposes of the Company’s financial statements as of March 31, 2025.
The Company recorded stock compensation expense of $47 thousand and $34 thousand during the three months ended March 31, 2025 and 2024, respectively, which reflected the amortization of the restricted share awards granted to the independent directors and was included in general and administrative expense in the consolidated statements of operations.
Note 11: Equity
Authorized Capital
As of March 31, 2025 and December 31, 2024, the Company was authorized to issue up to 2.9 billion shares, consisting of the following:

		March 31, 2025		December 31, 2024
Classification	Par Value per Share	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Preferred Stock	$0.01	100,000,000	—	100,000,000	—
Class P Shares	$0.01	800,000,000	16,426,414	800,000,000	12,729,019
Class T Shares	$0.01	80,000,000	—	80,000,000	—
Class S Shares	$0.01	800,000,000	—	800,000,000	—
Class D Shares	$0.01	160,000,000	—	160,000,000	—
Class I Shares	$0.01	600,000,000	61,329	600,000,000	60,906
Class F-T Shares	$0.01	20,000,000	—	20,000,000	—
Class F-S Shares	$0.01	200,000,000	—	200,000,000	—
Class F-D Shares	$0.01	40,000,000	—	40,000,000	—
Class F-I Shares	$0.01	100,000,000	84,523	100,000,000	22,394
Total		2,900,000,000	16,572,266	2,900,000,000	12,812,319
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock:

	Class I	Class F-I	Class P	Total
Beginning balance, December 31, 2024	60,906	22,394	12,729,019	12,812,319
Common stock issued	—	61,734	3,618,080	3,679,814
Distribution reinvestment	423	395	79,315	80,133
Ending balance, March 31, 2025	61,329	84,523	16,426,414	16,572,266

Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders in certain states or clients of certain participating broker-dealers will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Stockholders in certain states and clients of certain participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of common stock. The per-share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price at the time the distribution is payable (which will generally be equal to the Company’s prior month’s NAV per share). Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares, Class D shares, Class F-T shares, Class F-S shares and Class F-D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. Shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as shares purchased in the Offering.
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
The following table presents the aggregate distributions per share declared for each applicable class of common stock:

	Three Months Ended March 31, 2025
	Gross Distributions	Stockholder Servicing Fee	Net Distribution
Class I Common Stock	$0.1305	$—	$0.1305
Class F-I Common Stock	$0.1305	$—	$0.1305
Class P Common Stock	$0.1305	$—	$0.1305
Stockholder servicing fees only apply to Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares are sold. As of March 31, 2025, the Company had not sold any Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares and therefore, had not incurred any stockholder servicing fees.
The Company did not declare any distributions during the three months ended March 31, 2024.
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

Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Should repurchase requests, in the Company’s judgment, place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company as a whole, or should the Company otherwise determine that investing the Company’s liquid assets in real properties or other illiquid investments rather than repurchasing the Company’s shares is in the best interests of the Company as a whole, then the Company may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, the Board may modify, suspend or terminate the Company’s share repurchase plan if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders.
During the three months ended March 31, 2025 and 2024, the Company did not receive any repurchase requests and accordingly, did not repurchase any shares of common stock pursuant to its share repurchase plan.
Note 12: Segment Reporting
The Company operates in two operating and reportable segments: Real Estate and Real Estate-Related Securities. The chief operating decision makers allocate resources and evaluate results based off the performance of each segment individually. These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief operating officer and chief financial officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the segment net operating income. The chief operating decision makers also use segment net operating income (a measure of segment profit and loss) and its components to monitor budget versus actual results, perform variance analysis of current results to prior period results, and forecast future performance.
The following table sets forth the total assets by segment as of March 31, 2025 ($ in thousands):

Segment	March 31, 2025	December 31, 2024
Real estate	$317,809	$274,817
Real estate-related securities	29,432	23,953
Total reportable segment assets	$347,241	$298,770
Reconciliation to consolidated total assets:
Other (corporate)	27,772	2,333
Total assets	$375,013	$301,103

The following table provides the total financial results by segment for the three months ended March 31, 2025 ($ in thousands):

	Three Months Ended March 31, 2025
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$7,427	$—	$7,427
Total revenues	7,427	—	7,427

Property operating (1)	(2,556)	—	(2,556)
Realized and unrealized gains from real estate-related securities, net	—	1,093	1,093
Other income	61	5	66
Segment net operating income	$4,932	$1,098	$6,030
Depreciation and amortization			$(3,649)
Other income			98
General and administrative			(251)
Management fees			(253)
Interest expense			(2,367)
Performance participation allocation			(5)
Net loss			$(397)
Net loss attributable to non-controlling interests			(16)
Net income attributable to common stockholders			$(381)
___________
1.Property operating expenses include real estate taxes, routine repairs and maintenance expenses, property management fees, insurance expenses and other property-level expenses. Such expenses are not provided regularly to the Company’s chief operating decision makers.

The following table provides the total financial results by segment for the three months ended March 31, 2024 ($ in thousands):

	Three Months Ended March 31, 2024
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$1,002	$—	$1,002
Total revenues	1,002	—	1,002

Property operating (1)	(364)	—	(364)
Realized and unrealized gains from real estate-related securities, net	—	88	88
Other income	6	4	10
Segment net operating income	$644	$92	$736
Depreciation and amortization	$(731)	$—	$(731)
Other income			58
General and administrative			(79)
Organization expenses			(1,852)
Net loss			$(1,868)
Net income attributable to non-controlling interests			(1)
Net loss attributable to common stockholders			$(1,867)
___________
1.Property operating expenses include real estate taxes, routine repairs and maintenance expenses, property management fees, insurance expenses and other property-level expenses. Such expenses are not provided regularly to our chief operating decision makers.
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
Note 15: Subsequent Events
The Company evaluated subsequent events through the issuance date of the consolidated financial statements and determined that, other than the events disclosed below, there were no material subsequent events requiring disclosure.
Fundraising
Subsequent to March 31, 2025, and through May 13, 2025, the Company issued and sold an aggregate of 194,576 shares of Class P common stock, consisting of shares issued in a private placement for total gross proceeds of approximately $2.2 million, including shares issued pursuant to its distribution reinvestment plan.

Subsequent to March 31, 2025, and through May 13, 2025, the Company issued and sold 734,081 shares of its common stock (consisting of 1,051 Class I shares and 733,030 Class F-I shares), consisting of shares issued in the public offering for total proceeds of $8.0 million, including shares issued pursuant to its distribution reinvestment plan.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identify” or other similar words or the negatives thereof. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements due to a number of different factors. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Quarterly Report Form 10-Q. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.
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
Overview
We are a Maryland corporation formed on July 18, 2022. We were formed to invest primarily in high-quality, stabilized real estate assets within the United States (“U.S.”). We also invest, to a lesser extent, in real estate-related securities (including listed REITs), preferred equity and debt instruments. We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:
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

We intend to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2024. We own substantially all of our assets through the Operating Partnership, of which we are the sole general partner.
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
We have contributed and intend to contribute the net proceeds from the Offering and our private offering to the Operating Partnership in respect of a corresponding number of Class T, Class S, Class D, Class I, Class F-T, Class F-S, Class F-D, Class F-I and Class P units. The Operating Partnership uses the net proceeds received from us to make investments and pay fees and expenses attributable to our operations in accordance with our investment strategy and policies.
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in our prospectus.
Q1 Highlights
Capital-Raising
•We have raised net proceeds of $0.7 million from our public offering during the three months ended March 31, 2025, including shares issued under our distribution reinvestment plan.
•Pursuant to existing commitments to purchase Class P shares, we issued 1.5 million Class P shares on January 14, 2025, at a price of $11.03 per share, for an aggregate purchase price of $16.2 million, in a private placement to accredited investors. Approximately 50% of these shares were issued to the Advisor in connection with its commitment to invest an aggregate of $125.0 million in the Company’s shares of common stock. Additionally, on March 6, 2025, we issued 2.1 million Class P shares at a price of $11.12 per share, in a private placement to accredited investors for an aggregate purchase price of $23.9 million.
Investments
•On January 17, 2025, the programmatic joint venture between us and Phillips Edison & Company completed the purchase of a grocery-anchored shopping center in Orlando, Florida, commonly known as Oak Grove Shoppes. Through its ownership interest in the joint venture, we indirectly own an 80% interest in the property. The total purchase price was $40.2 million. We partially financed the acquisition with a $24.3 million 7-year fixed-rate loan. The loan has a fixed interest rate of 5.88% and is interest-only throughout the term.
Distributions

•We declared monthly distributions totaling $2.0 million during the three months ended March 31, 2025.

Portfolio
Investments in Real Estate
The following table provides information regarding our real estate properties as of March 31, 2025:

Investment	Ownership Interest	Number of Properties	Location	Property Type	Acquisition Date	Sq. Feet (in thousands)	Occupancy
Marketplace at Highland Village	99%	1	Dallas, TX	Community shopping center	January 22, 2024	203	94%
Des Peres Corners	80%	1	St. Louis, MO	Grocery-anchored shopping center	July 25, 2024	121	91%
Village on Pooler Parkway	99%	1	Savannah, GA	Community shopping center	September 18, 2024	142	100%
Bridgepointe Shopping Center	99%	1	San Mateo, CA	Community shopping center	December 20, 2024	227	100%
Oak Grove Shoppes	80%	1	Orlando, FL	Grocery-anchored shopping center	January 17, 2025	142	91%
		5				835

The following table details the expiring leases at our real estate properties by annualized base rent as of March 31, 2025 ($ in thousands):

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of total Annualized Base Rent Expiring
2025 (remaining)	1	$137	1%
2026	8	613	3%
2027	6	1,750	9%
2028	11	2,391	12%
2029	22	4,323	22%
2030	11	2,113	11%
2031	3	190	1%
2032	6	1,668	9%
2033	13	2,034	10%
2034	8	2,355	12%
Thereafter	6	1,949	10%
Total	95	$19,523	100%
___________
1.Annualized base rent (“ABR”) represents the annualized monthly contractual base rent for our properties as of March 31, 2025. ABR is presented on a pro-rata ownership basis.
Investments in Real Estate-Related Securities
The following table details our investments in real estate-related securities as of March 31, 2025 ($ in thousands):

	March 31, 2025
Type of Real Estate-Related Securities	Cost Basis	Fair Value
Common stock of publicly listed REITs	$16,675	$16,626
Real estate-related debt securities	11,282	11,338
Real estate-related preferred securities	981	971
Total Investments in real estate-related securities	$28,938	$28,935
Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2025 and 2024 (in thousands, except per-share data):

	Three Months Ended March 31,
	2025	2024	Change
Revenues
Rental revenue	$7,427	$1,002	$6,425
Total revenues	7,427	1,002	6,425
Expenses
Property operating	2,556	364	2,192
General and administrative	251	79	172
Organization expenses	—	1,852	(1,852)
Management fees	253	—	253
Performance participation allocation	5	—	5
Depreciation and amortization	3,649	731	2,918
Total expenses	6,714	3,026	3,688
Other income (expense), net
Realized and unrealized gains from real estate-related securities, net	1,093	88	1,005
Interest expense	(2,367)	—	(2,367)
Other income	164	68	96
Total other income (expense), net	(1,110)	156	(1,266)
Net loss	$(397)	$(1,868)	$1,471
Net loss attributable to non-controlling interests	(16)	(1)	(15)
Net loss attributable to common stockholders	$(381)	$(1,867)	$1,486
Net loss per share of common stock - basic	$(0.03)	$(0.45)	$0.42
Net loss per share of common stock - diluted	$(0.03)	$(0.45)	$0.42
Weighted-average shares of common stock outstanding
Basic	14,763	4,192	10,571
Diluted	14,763	4,192	10,571
Rental Revenue, Property Operating Expenses, Depreciation and Amortization
The increase in rental revenues, property operating expenses, and depreciation and amortization for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily attributable to the expanded portfolio. The current quarter’s results include operations from four acquisitions in 2024 and one in the current quarter, whereas the comparable period in 2024 included operational results solely from our initial acquisition.

General and Administrative Expenses
During the three months ended March 31, 2025 and 2024, the Company incurred general and administrative expenses (other than stock compensation expense) of approximately $0.7 million and $0.5 million, respectively. The increase was primarily attributable to higher professional fees. Pursuant to the Expense Limitation and Reimbursement Agreement, $0.5 million and $0.4 million of these expenses for the three months ended March 31, 2025 and 2024, respectively, were reimbursable by the Advisor, as they exceeded 0.50% of net assets (annualized) and are thus not reflected as general and administrative expenses in the Company’s consolidated statement of operations.
Other Income (Expense), Net
The decrease in other income (expense), net for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily attributable to interest expense on property level financing for all five properties in our portfolio, and is partially offset by realized and unrealized gains (losses), net from real estate-related securities, interest and dividend income from investments in real estate-related securities, and interest earned on our cash balances.
Net income (loss) attributable to non-controlling interests
The increase in the net loss attributable to non-controlling interest for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily attributable to operations from the five properties in our portfolio, all of which are held in joint ventures that we consolidate.
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
We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of deferred financing costs (iii) unrealized gains or losses from changes in the fair value of real estate-related securities, (iv) organization costs, (v) amortization of restricted stock awards, (vi) amortization of above- and below-market lease intangibles, and (vii) amounts attributable to non-controlling interests related to adjustments.
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
The following table presents a reconciliation of net income (loss) attributable to common stockholders under GAAP to FFO, AFFO and FAD ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to common stockholders	$(381)	$(1,867)
Adjustments to arrive at FFO:
Depreciation and amortization	3,649	731
Amount attributable to non-controlling interests for above adjustments	(210)	(7)
FFO attributable to common stockholders	$3,058	$(1,143)
Adjustments to arrive at AFFO:
Straight-line rental income	(227)	(11)
Amortization of deferred financing costs	58	—
Unrealized (gains) losses from real estate-related securities, net	(610)	(77)
Organization expenses	—	1,852
Amortization of restricted share awards	47	34
Amortization of above- and below-market lease intangibles, net	(443)	(98)
Performance participation allocation	5	—
Amount attributable to non-controlling interests for above adjustments	39	1
AFFO attributable to common stockholders	$1,927	$558
Adjustments to arrive at FAD:
Recurring tenant improvements and leasing commissions (1)	(334)	—
Amount attributable to non-controlling interests for above adjustments	39	—
FAD attributable to common stockholders	$1,632	$558
1.Recurring tenant improvements and leasing commissions are generally related to second-generation leases and other capital expenditures required to maintain our investments. Other capital expenditures exclude projects that we believe will enhance the value of our investments.
Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines approved by our Board.
Please refer to “Net Asset Value Calculation and Valuation Guidelines” in our prospectus for important information about how our NAV is determined. The Advisor is ultimately responsible for determining our NAV.

The following table provides a breakdown of the major components of our total NAV as of March 31, 2025 ($ and shares in thousands):

Components of NAV	March 31, 2025
Investment in real estate	$294,894
Investment in real estate-related securities	28,935
Cash and cash equivalents	32,241
Restricted cash	1,780
Other assets	3,014
Dividends payable	(721)
Other liabilities	(5,627)
Mortgage notes, net of deferred financing costs	(158,453)
Accrued performance participation allocation	(5)
Management fee payable	(143)
Non-controlling interests in joint ventures	(8,485)
Net asset value	$187,430
Number of outstanding shares of common stock	16,572
The following table provides a breakdown of our total NAV and NAV per-share of common stock by class as of March 31, 2025 ($ and shares in thousands, except per share data):

NAV per share	Class I	Class F-I	Class P	Total
Net asset value	$681	$924	$185,825	$187,430
Number of outstanding shares	61	85	16,426	16,572
NAV per share as of March 31, 2025	$11.11	$10.93	$11.31
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2025 valuation of our investments in real estate:

Property Type	Discount Rate	Exit Capitalization Rate
Community shopping center	8.06%	7.11%
Grocery-anchored shopping center	9.00%	7.75%
These assumptions are determined by our independent valuation advisor and reviewed by the Advisor. A change in these assumptions would impact the calculation of the value of our investments in real estate. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investments in real estate value:

Input	Hypothetical Change	Community Shopping Center Values	Grocery-Anchored Shopping Center Values
Discount Rate	0.25% decrease	1.63%	1.77%
	0.25% increase	(1.58)%	(1.77)%
Exit Capitalization Rate	0.25% decrease	2.05%	1.77%
	0.25% increase	(2.00)%	(1.52)%

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	March 31, 2025
Stockholders’ equity under GAAP	$162,769
Adjustments:
Advanced organization and offering costs (1)	8,847
Unrealized real estate and mortgage note appreciation, net (2)	8,811
Accumulated depreciation and amortization (3)	7,331
Straight-line rent adjustment (4)	(328)
NAV	$187,430
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
Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we pay to the Advisor, the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner, distribution fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees.
We will reimburse the Advisor for certain out-of-pocket expenses in connection with our operations. The Advisor has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting, and other expenses attributable to our organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the earlier of (i) December 31, 2025 or (ii) the month that our aggregate NAV is at least $1.0 billion. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months following such date. After the earlier of (i) December 31, 2025 or (ii) the month that our aggregate NAV is at least $1.0 billion, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. As of March 31, 2025, the Advisor had incurred approximately $8.8 million of organization and offering expenses on our behalf.

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
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), beginning with our taxable year ended December 31, 2024. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.
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
As of May 13, 2025, approximately $49.7 million of the Advisor’s $124.8 million commitment to purchase Class P shares remains outstanding. We may call all or a portion of this commitment at any time.

The Company’s mortgage notes disclosed above are interest-only throughout their respective term, with balloon-payments owed at maturity. The following table is a summary of the fixed-rate mortgage note indebtedness of the Company’s properties as of March 31, 2025 and December 31, 2024 ($ in thousands):

			Outstanding balance as of
Indebtedness	Interest Rate - Fixed	Maturity Date	March 31, 2025	December 31, 2024
Marketplace at Highland Village	6.13%	October 1, 2034	$23,155	$23,155
Des Peres Corners	6.02%	August 1, 2034	23,160	23,160
Village on Pooler Parkway	6.14%	October 1, 2034	20,400	20,400
Bridgepointe Shopping Center	5.69%	January 1, 2035	70,000	70,000
Oak Grove Shoppes	5.88%	February 1, 2032	24,300	—
Total loans secured by real estate			161,015	136,715
Deferred financing costs, net			(2,150)	(1,819)
Mortgage notes, net			$158,865	$134,896
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

Three Months Ended March 31, 2025
Cash flows provided by operating activities	$2,340
Cash flows used in investing activities	(44,156)
Cash flows provided by financing activities	67,333
Net increase in cash and cash equivalents	$25,517
Cash flows provided by operating activities were approximately $2.3 million for the three months ended March 31, 2025, primarily as a result of income generated from our investments in real estate and real estate-related securities.
Cash flows used in investing activities were $44.2 million for the three months ended March 31, 2025, primarily due to our acquisitions of real estate and purchases of real estate-related securities.
Cash flows provided by financing activities were $67.3 million for the three months ended March 31, 2025, primarily due to $40.6 million of proceeds from the issuance of common stock and $24.3 million of proceeds from property level financing, net of $0.1 million of deferred financing costs.
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

The following tables details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended March 31, 2025
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.1305	$—	$0.1305
Class F-I Common Stock	$0.1305	$—	$0.1305
Class P Common Stock	$0.1305	$—	$0.1305
1.Stockholder servicing fees only apply to Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares are sold. As of March 31, 2025, we had not sold any Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares and therefore, had not incurred any stockholder servicing fees.
The Company did not declare any distributions during the three months ended March 31, 2024.
The following tables summarize our distributions declared and paid on our shares of common stock ($ in thousands):

	Three Months Ended March 31, 2025
	Amount	Percentage
Distributions
Payable in cash (1)	$1,355	69%
Reinvested in shares	617	31%
Total distributions	$1,972	100%
Source of Distributions
Cash flows from operating activities	$1,972	100%
Total sources of distributions (2)	$1,972	100%
AFFO	$1,927
FAD	$1,632
1.Represents $0.7 million in distributions declared and paid in cash during the three months ended March 31, 2025, and $0.7 million in distributions that were declared but unpaid as of March 31, 2025
2.During the three months ended March 31, 2025, we received cash flows from operating activities in the amount of $2.3 million.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. There have been no material changes to our Critical Accounting Policies, including significant accounting policies that we believe are the most affect by our judgment, estimates and assumptions, which are described in our Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required under this item.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and under the heading “Risk Factors” in our prospectus dated April 17, 2025, as supplemented.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered sales of equity securities
All sales of unregistered securities during the three months ended March 31, 2025 were previously disclosed.
Use of Proceeds
On February 21, 2023, our Registration Statement on Form S-11 (File No. 333-269416) for the Offering was declared effective under the Securities Act. The transaction price for each class of our common stock is determined monthly and is made available on our website, www.cnsreit.com, and in prospectus supplement filings.
As of March 31, 2025, we have issued and sold 103,762 shares of our common stock as part of the primary offering (consisting of 19,830 Class I shares and 83,932 Class F-I shares) for total proceeds of approximately $1.1 million.
As of March 31, 2025, we primarily used the proceeds from our public offering and the unregistered sales of our Class P shares to acquire $283.9 million of real estate and to invest $28.1 million in real estate-related securities, net of proceeds from sales of such securities. In addition to the net proceeds from the Offering, we financed our investments with $161.0 million from mortgage notes.
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

During the three months ended March 31, 2025, we did not receive any repurchase requests and accordingly, did not repurchase any shares of our common stock pursuant to our share repurchase plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Changes in Equity (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (Unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________________________

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cohen & Steers Income Opportunities REIT, Inc.

May 13, 2025	By:	/s/ James S. Corl
Date		James S. Corl
Chief Executive Officer & Chief Investment Officer (Principal Executive Officer)

May 13, 2025	By:	/s/ Arjun Mahalingam
Date		Arjun Mahalingam
Chief Financial Officer & Treasurer (Principal Financial Officer and Principal Accounting Officer)