Form 10-Q
period 2025-06-30
Cohen & Steers Income Opportunities REIT, Inc.
filed 2025-08-13
CIK 1939433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 13, 2025, the registrant had the following shares outstanding: 16,864,544 shares of Class P common stock, 99,575 shares of Class I common stock and 1,009,349 shares of Class F-I common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands - except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Investments in real estate, net	$268,893	$231,416
Investments in real estate-related securities, at fair value	35,357	22,810
Lease intangible assets, net	36,261	34,275
Cash and cash equivalents	38,289	6,542
Restricted cash	1,988	1,962
Due from affiliate	36	195
Other assets	4,749	3,903
Total assets	$385,573	$301,103
LIABILITIES AND EQUITY
Mortgage notes, net	$158,926	$134,896
Lease intangible liabilities, net	30,141	24,959
Due to affiliate	9,577	8,420
Accounts payable, accrued expenses and other liabilities	6,973	4,477
Total liabilities	$205,617	$172,752
Commitments and Contingencies (see Note 14)
Equity
Preferred Stock, $0.01 par value per share, 100,000,000 shares authorized; and none issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$—	$—
Common Stock- Class P shares, $0.01 par value per share, 800,000,000 shares authorized; and 16,738,406 and 12,729,019 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	167	127
Common Stock- Class T shares, $0.01 par value per share, 80,000,000 shares authorized; and none issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common Stock- Class S shares, $0.01 par value per share, 800,000,000 shares authorized; and none issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common Stock- Class D shares, $0.01 par value per share, 160,000,000 shares authorized; and none issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common Stock- Class I shares, $0.01 par value per share, 600,000,000 shares authorized; and 81,691 and 60,906 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Common Stock- Class F-T shares, $0.01 par value per share, 20,000,000 shares authorized; and none issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common Stock- Class F-S shares, $0.01 par value per share, 200,000,000 shares authorized; and none issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common Stock- Class F-D shares, $0.01 par value per share, 40,000,000 shares authorized; and none issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common Stock- Class F-I shares, $0.01 par value per share, 100,000,000 shares authorized; and 897,647 and 22,394 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	9	—
Additional paid-in capital	182,562	129,435
Accumulated deficit	(10,051)	(5,705)
Total stockholders’ equity	172,688	123,858
Non-controlling interests	7,268	4,493
Total equity	179,956	128,351
Total liabilities and equity	$385,573	$301,103
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands - except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental revenue	$7,794	$1,420	$15,221	$2,422
Total revenues	7,794	1,420	15,221	2,422
Expenses
Property operating	2,563	513	5,119	877
General and administrative	272	76	523	155
Organization expenses	—	—	—	1,852
Management fees	445	—	698	—
Performance participation allocation	20	2	25	2
Depreciation and amortization	3,627	949	7,276	1,680
Total expenses	6,927	1,540	13,641	4,566
Other income (expense), net
Realized and unrealized gains from real estate-related securities, net	1,661	227	2,754	315
Interest expense	(2,430)	—	(4,797)	—
Other income	394	39	558	107
Total other income (expense), net	(375)	266	(1,485)	422
Net income (loss)	$492	$146	$95	$(1,722)
Net income (loss) attributable to non-controlling interests	227	57	211	56
Net income (loss) attributable to common stockholders	$265	$89	$(116)	$(1,778)
Net income (loss) per share of common stock - basic	$0.02	$0.02	$(0.01)	$(0.40)
Net income (loss) per share of common stock - diluted	$0.02	$0.02	$(0.01)	$(0.40)
Weighted-average shares of common stock outstanding
Basic	17,275	4,781	16,026	4,487
Diluted	17,275	4,782	16,026	4,487
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands - except per share data)

	Par Value
	Common Stock Class I	Common Stock Class F-I	Common Stock Class P	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2024	$1	$—	$127	$129,435	$(5,705)	$123,858	$4,493	$128,351
Common stock issued	—	1	36	40,721	—	40,758	—	40,758
Distributions declared on common stock ($0.1305 gross per share)	—	—	—	—	(1,972)	(1,972)	—	(1,972)
Distribution reinvestments	—	—	1	892	—	893	—	893
Offering costs	—	—	—	(434)	—	(434)	—	(434)
Amortization of restricted share grants	—	—	—	47	—	47	—	47
Net loss	—	—	—	—	(381)	(381)	(16)	(397)
Contributions from non-controlling interests	—	—	—	—	—	—	2,973	2,973
Distributions to non-controlling interests	—	—	—	—	—	—	(19)	(19)
Balance at March 31, 2025	$1	$1	$164	$170,661	$(8,058)	$162,769	$7,431	$170,200
Common stock issued	—	8	2	11,645	—	11,655	—	11,655
Distributions declared on common stock ($0.1305 gross per share)	—	—	—	—	(2,258)	(2,258)	—	(2,258)
Distribution reinvestments	—	—	1	1,249	—	1,250	—	1,250
Offering costs	—	—	—	(554)	—	(554)	—	(554)
Amortization of restricted stock grants	—	—	—	32	—	32	—	32
Net income	—	—	—	—	265	265	227	492
Repurchase of common stock	—	—	—	(471)	—	(471)	—	(471)
Contributions from non-controlling interests	—	—	—	—	—	—	6	6
Distributions to non-controlling interests	—	—	—	—	—	—	(396)	(396)
Balance at June 30, 2025	$1	$9	$167	$182,562	$(10,051)	$172,688	$7,268	$179,956
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(Continued)
(in thousands - except per share data)

	Par Value
	Common Stock Class I	Common Stock Class F-I	Common Stock Class P	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	$—	$—	$—	$369	$(169)	$200	$—	$200
Common stock issued	1	—	47	47,330	—	47,378	—	47,378
Offering costs	—	—	—	(5,638)	—	(5,638)	—	(5,638)
Amortization of restricted share grants	—	—	—	34	—	34	—	34
Net loss	—	—	—	—	(1,867)	(1,867)	(1)	(1,868)
Contributions from non-controlling interests	—	—	—	—	—	—	425	425
Distributions to non-controlling interests	—	—	—	—		—	(6)	(6)
Balance at March 31, 2024	$1	$—	$47	$42,095	$(2,036)	$40,107	$418	$40,525
Common stock issued	—	—	—	100	—	100	—	100
Distributions declared on common stock ($0.0435 gross per share)	—	—	—	—	(209)	(209)	—	(209)
Offering costs	—	—	—	(406)	—	(406)	—	(406)
Amortization of restricted stock grants	—	—	—	14	—	14	—	14
Net income	—	—	—	—	89	89	57	146
Contributions from non-controlling interests	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	(12)	(12)
Balance at June 30, 2024	$1	$—	$47	$41,803	$(2,156)	$39,695	$463	$40,158
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$95	$(1,722)
Adjustments to net income (loss):
Depreciation and amortization	7,276	1,680
Unrealized gains on changes in fair value of real estate-related securities, net	(1,810)	(157)
Realized gains on sale of real estate-related securities, net	(149)	(68)
Amortization of above- and below-market lease intangibles, net	(866)	(225)
Straight-line rent adjustments	(429)	(25)
Amortization of deferred financing costs	118	—
Amortization of restricted share grants	79	48
Changes in assets and liabilities:
Other assets	(1,835)	(355)
Due from affiliate	159	(547)
Due to affiliate	169	1,854
Accounts payable, accrued expenses and other liabilities	1,859	1,186
Net cash provided by operating activities	4,666	1,669
Cash flows from investing activities:
Acquisition of real estate	(38,440)	(42,331)
Capital improvements on real estate	(276)	(101)
Deposits on real estate acquisitions	(600)	(604)
Purchases of real estate-related securities	(24,417)	(6,717)
Proceeds from sale of real estate-related securities	13,352	2,214
Net cash used in investing activities	(50,381)	(47,539)
Cash flows from financing activities:
Proceeds from issuance of common stock	52,301	47,478
Repurchase of common stock	(471)	—
Contributions from non-controlling interests	2,979	425
Distributions paid on common stock	(1,875)	—
Distributions to non-controlling interests	(415)	(18)
Proceeds from subscriptions received in advance	790	—
Proceeds from mortgage notes	24,300	—
Payment of deferred financing costs on mortgage notes	(121)	—
Net cash provided by financing activities	77,488	47,885
Net change in cash, cash equivalents and restricted cash	31,773	2,015
Cash, cash equivalents and restricted cash, at the beginning of the period	8,504	200
Cash, cash equivalents and restricted cash, at the end of the period	$40,277	$2,215

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$38,289	$2,215
Restricted cash	1,988	—
Total cash and cash equivalents and restricted cash	$40,277	$2,215
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,228	$—
Supplemental disclosure of non-cash investing and financing activities:
Accrued offering costs due to affiliate	$988	$6,044
Accrued distributions	$771	$209
Distribution reinvestments	$2,142	$—
Accrued purchases of real estate-related securities	$34	$—
Accrued proceeds from sale of real estate-related securities	$—	$(209)
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Organization
Cohen & Steers Income Opportunities REIT, Inc. (the “Company”) was formed on July 18, 2022, as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2024. The Company was organized to invest primarily in high-quality, stabilized real estate assets within the United States (“U.S.”) and, to a lesser extent, in real estate-related securities (including listed REITs), preferred equity and debt instruments to provide current income, additional appreciation potential and a source of liquidity for the Company’s share repurchase plan, cash management and other purposes. The Company is the sole general partner of Cohen & Steers Income Opportunities REIT Operating Partnership, L.P., a Delaware limited partnership (“CNSREIT OP” or the “Operating Partnership”), which was formed on July 22, 2022. Cohen & Steers Income Opportunities REIT Special Limited Partner, LLC, an affiliate of Cohen & Steers, Inc., was formed on July 22, 2022, as a Delaware limited liability company (the “Special Limited Partner”), and owns a special limited partner interest in CNSREIT OP. Substantially all of the Company’s business is conducted through CNSREIT OP. The Company and CNSREIT OP are externally managed by Cohen & Steers Capital Management, Inc., a New York corporation (the “Advisor”). The Advisor is a subsidiary of Cohen & Steers, Inc. (together with its subsidiaries, “Cohen & Steers”).
The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in its primary offering and up to $0.6 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). As part of the Offering, the Company intends to sell any combination of eight classes of shares of its common stock – Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares, and Class F-I shares, with a dollar value up to the maximum offering amount. Class F-T shares, Class F-S shares, Class F-D shares, and Class F-I shares (collectively, the “founder shares”) will be offered to all investors in the Offering until January 2026, subject to the minimum investment requirement for each founder share class. Thereafter, the founder shares will be offered only to investors that held, or clients of a financial intermediary that in the aggregate held, at least $150 million in founder shares as of such time, unless such minimum founder shares holding requirement is waived by the dealer manager, Cohen & Steers Securities, LLC (the “Dealer Manager”). As of June 30, 2025, the Company has issued and sold Class I and Class F-I shares for gross proceeds of $10.0 million, including shares issued pursuant to its distribution reinvestment plan.
The Company is also conducting a private offering of its Class P shares to Cohen & Steers and its affiliates and certain persons that are accredited investors, as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. Class P shares are not subject to upfront selling commissions, dealer manager fees, stockholder servicing fees or performance participation. Class P shares sold in the Company’s private offering are not being offered to the public. In addition to its $0.2 million investment in Class I shares, Cohen & Steers has committed to invest $124.8 million through the Advisor in Class P shares for an aggregate investment of $125.0 million. As of June 30, 2025, the Company has issued and sold Class P shares for gross proceeds of $180.1 million; which includes shares issued to the Advisor for gross proceeds of $75.1 million. The Company can call the remaining $49.7 million of the Advisor’s $124.8 million commitment to purchase Class P shares at any time.
As of June 30, 2025, the Company owned five properties and held a portfolio of real estate-related securities. The Company currently operates in two reportable segments: real estate and real estate-related securities. See Note 12 for additional information.

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
There is no other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024, resulting in comprehensive loss equaling net loss. Accordingly, the statement of other comprehensive income (loss) is not presented.
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
As of June 30, 2025 and December 31, 2024, the Company held interests in two joint ventures that it consolidates.

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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of June 30, 2025 and December 31, 2024, the Company held $38.3 million and $6.5 million in cash and cash equivalents, respectively.
Restricted Cash
Restricted cash primarily consists of amounts in escrow related to real estate taxes, insurance and other lender restrictions in connection with mortgages at the Company’s properties. Restricted cash also includes funds received by the Company’s transfer agent for subscriptions prior to their effective date. The Company held $2.0 million in restricted cash as of both June 30, 2025 and December 31, 2024.
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
Upon the acquisition of a property deemed to be an asset acquisition, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known and anticipated trends, and market and economic conditions.

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
Significant improvements to properties are capitalized, whereas repairs and maintenance expenses at the Company’s properties are expensed as incurred and included in property operating expense on the Company’s consolidated statements of operations. When an asset is sold, the cost and related accumulated depreciation are removed from the accounts with the resulting gain or loss reflected in the Company’s results of operations.
Real estate assets will be evaluated for impairment on a quarterly basis or when there is an event or change in circumstances that indicates the carrying amount of an asset may not be recoverable. The Company will consider the following factors when performing its impairment analysis: (i) management, having the authority to approve the action, commits to a plan to sell the asset; (ii) significant negative industry and economic outlook or trends; (iii) expected material costs necessary to extend the life of or operate the real estate asset; (iv) the Company’s ability to hold and dispose of the real estate asset in the ordinary course of business; and (v) property-specific factors, including but not limited to, physical condition, needed repairs or improvements and any operating impediments that may affect the real estate asset’s performance or value. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions, including consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. During the three and six months ended June 30, 2025 and 2024, the Company did not incur any impairment charges.

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
The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Certain of the Company’s contracts contain non-lease components (such as common area maintenance, reimbursement of third-party maintenance expenses, real estate taxes and insurance costs) in addition to lease components (i.e., monthly rental charges). Services related to non-lease components are provided over the same period of time as, and billed in the same manner as, monthly rental charges. Tenant reimbursements are accounted for as variable lease payments within rental revenue on the Company’s consolidated statements of operations. The Company elected to apply the practical expedient available under ASC 842, for all classes of assets, not to segregate the lease components from the non-lease components when accounting for operating leases. Since the lease component is the predominant component under each of these leases, combined revenues from both the lease and non-lease components are accounted for in accordance with ASC 842 and reported as rental revenues in the Company’s consolidated statements of operations.
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
As of June 30, 2025 and December 31, 2024, the Advisor and its affiliates had incurred organization and offering expenses of approximately $9.4 million and $8.4 million, respectively, on the Company’s behalf. Such costs became the Company’s liability on January 11, 2024, the date that the Company issued Class P shares and commenced principal operations. Organizational expenses are expensed as incurred and offering expenses are charged to stockholders’ equity, as such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Offering and any private placement offering.
Earnings per Share
Basic earnings per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) for the period by the weighted average number of common stock and common stock equivalents outstanding (unless their effect is antidilutive) for the period. For the three and six months ended June 30, 2025, the Company did not have any potentially dilutive securities outstanding that would cause the basic and diluted earnings per share to differ. For the three months ended June 30, 2024, the Company had 827 dilutive securities (restricted independent director grants) that were included in the computation of diluted earnings per share. For the six months ended June 30, 2024, the Company was in a net loss position and thus, the inclusion of the 518 restricted independent director grants would be antidilutive. All classes of common stock are allocated net income (loss) at the same rate per share and receive the same gross distribution per share.
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

The pricing services or broker-dealers use multiple valuation techniques to determine fair value. In instances where sufficient market activity exists, the pricing services or broker-dealers may utilize a market-based approach through which quotes from market makers are used to determine fair value. In instances where sufficient market activity may not exist or is limited, the pricing services or broker-dealers may also utilize proprietary valuation models that may consider market transactions in comparable securities and the various relationships between securities in determining fair value or characteristics such as benchmark yield curves, option-adjusted spreads, credit spreads, estimated default rates, coupon rates, anticipated timing of principal repayments, underlying collateral and other unique security features, which are then used to calculate the fair values.
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
As of June 30, 2025, the Company’s security investments, which are primarily in common stock of publicly listed REITs and real estate-related preferred securities, are recorded at fair value based on the closing price as reported by the applicable national securities exchange and have been classified as Level 1.
The Company’s investments classified as Level 2 consisted of real estate-related debt securities. Fair values were generally determined using third-party pricing services. The pricing services may utilize pricing models that vary by asset class and incorporate available trade, bid and other market information.
The following tables detail the Company’s assets measured at fair value on a recurring basis ($ in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Common stock of publicly listed REITs	$21,445	$—	$—	$21,445
Real estate-related preferred securities	968	—	—	968
Real estate-related debt securities	—	12,944	—	12,944
Total	$22,413	$12,944	$—	$35,357

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Common stock of publicly listed REITs	$11,040	$—	$—	$11,040
Real estate-related preferred securities	862	—	—	862
Real estate-related debt securities	—	10,908	—	10,908
Total	$11,902	$10,908	$—	$22,810
The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the consolidated balance sheets ($ in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes (1)	$161,015	$159,443	$136,715	$135,584
Total	$161,015	$159,443	$136,715	$135,584
_________
1.The Company determined the estimated fair value of its properties’ mortgage notes using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates consider interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor and the time until maturity. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of June 30, 2025 and December 31, 2024, the carrying value of the properties’ mortgage notes disclosed above excludes unamortized deferred financing costs of $2.1 million and $1.8 million, respectively.
Recent Accounting Pronouncements
There were no recently issued or adopted accounting pronouncements during the six months ended June 30, 2025 that are expected to materially impact the Company.
Note 3: Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2025	December 31, 2024
Buildings and improvements	$195,043	$158,570
Land	78,105	74,268
Total	273,148	232,838
Accumulated depreciation	(4,255)	(1,422)
Investment in real estate, net	$268,893	$231,416
The Company acquired the following property during the six months ended June 30, 2025 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Property Type	Acquisition Date	Purchase Price(1)
Oak Grove Shoppes	80%	1	Orlando, FL	Grocery-anchored shopping center	January 17, 2025	$40,181
_________
1.Purchase price includes acquisition costs and other acquisition-related adjustments.

The following table summarizes the purchase price allocation for the property acquired during the six months ended June 30, 2025 ($ in thousands):

Amount
Buildings and improvements	$35,981
Land	3,838
In-place lease intangibles	6,495
Below-market lease intangibles	(6,133)
Total purchase price	$40,181
The weighted-average amortization periods for lease intangible assets and liabilities acquired in connection with the Company’s acquisition during the six months ended June 30, 2025 were as follows:

	In-place lease intangibles	Above-market lease intangibles	Below-market lease intangibles(1)
Weighted-average amortization periods (in years)	12.9	—	35.2
_________
1.Amortization period assumes the exercise of any below-market lease options.
Note 4. Investments in Real Estate-Related Securities
As of June 30, 2025 and December 31, 2024, the Company’s investments primarily consist of real estate-related securities, including shares of common stock of publicly listed REITs, real estate-related preferred securities and real estate-related debt securities. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its consolidated balance sheets.
The following table summarizes the Company’s investments in real estate-related securities ($ in thousands):

	Equity Securities (1)	Debt Securities (1)	Total
Balance as of December, 31, 2024	$11,902	$10,908	$22,810
Additions	19,232	4,708	23,940
Disposals	(10,439)	(2,913)	(13,352)
Unrealized gains on changes in fair value of real estate-related securities, net	1,581	229	1,810
Realized gains on sale of real estate-related securities, net	137	12	149
Balance as of June 30, 2025	$22,413	$12,944	$35,357
_________
1.Equity securities represent common stock of publicly traded REITs and real estate-related preferred securities. Debt securities represent real estate-related debt securities.
The following tables summarize the components of realized and unrealized gains (losses) from real estate-related securities, net during the three and six months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Unrealized gains, net	$1,200	$1,810
Realized gains (losses), net	(32)	149
Dividend and interest income (1)	493	795
Total	$1,661	$2,754

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Unrealized gains, net	$80	$157
Realized gains, net	95	68
Dividend and interest income (1)	52	90
Total	$227	$315
_________
1.Dividend and interest income earned on real estate-related securities are recorded as a component of realized and unrealized gains (losses) from real estate-related securities, net on the Company’s consolidated statements of operations.
Note 5: Intangibles
Lease intangibles are amortized over the remaining lease terms from which they were derived. As a result, the Company’s lease intangibles are being amortized from less than one year to fifty-nine years. The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease intangible assets
In-place lease	$43,534	$(7,880)	$35,654
Above-market lease	831	(224)	607
Total intangible assets	$44,365	$(8,104)	$36,261
Lease intangible liabilities
Below-market lease	(31,462)	1,321	(30,141)
Total intangible liabilities	$(31,462)	$1,321	$(30,141)

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease intangible assets
In-place lease	$37,352	$(3,769)	$33,583
Above-market lease	839	(147)	692
Total intangible assets	$38,191	$(3,916)	$34,275
Lease intangible liabilities
Below-market lease	(25,365)	406	(24,959)
Total intangible liabilities	$(25,365)	$406	$(24,959)

The estimated future amortization on the Company’s lease intangibles for each of the next five years and thereafter as of June 30, 2025 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Intangibles
2025 (remaining)	$4,114	$85	$(930)
2026	7,294	156	(1,816)
2027	6,401	119	(1,798)
2028	4,737	97	(1,742)
2029	3,452	44	(1,704)
Thereafter	9,656	106	(22,151)
	$35,654	$607	$(30,141)
Note 6: Other Assets and Liabilities
The following table summarizes the components of other assets ($ in thousands):

	June 30, 2025	December 31, 2024
Receivables - property	$2,048	$1,266
Leasing costs, net	623	—
Straight-line rent receivable	544	115
Prepaid expenses	398	34
Receivables - real estate-related securities	385	244
Deposits and other pending acquisition costs	633	1,764
Prepaid financing costs	—	267
Other	118	213
Total	$4,749	$3,903
The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	June 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$2,521	$2,038
Real estate taxes payable	1,036	719
Accrued interest expense	790	275
Subscriptions received in advance	790	113
Distribution payable	771	558
Prepaid rent	654	482
Security deposits - property	411	292
Total	$6,973	$4,477

Note 7: Mortgage Notes
The following is a summary of the non-recourse mortgage notes secured by the Company’s properties ($ in thousands):

			Outstanding balance as of
Indebtedness	Interest Rate - Fixed	Maturity Date	June 30, 2025	December 31, 2024
Marketplace at Highland Village	6.13%	October 1, 2034	$23,155	$23,155
Des Peres Corners	6.02%	August 1, 2034	23,160	23,160
Village on Pooler Parkway	6.14%	October 1, 2034	20,400	20,400
Bridgepointe Shopping Center	5.69%	January 1, 2035	70,000	70,000
Oak Grove Shoppes	5.88%	February 1, 2032	24,300	—
Total loans secured by real estate			161,015	136,715
Deferred financing costs, net			(2,089)	(1,819)
Mortgage notes, net			$158,926	$134,896
The Company’s mortgage notes disclosed above are interest-only throughout their respective term, with balloon payments owed at maturity. The following table details the future principal payments due under the mortgage notes as of June 30, 2025 ($ in thousands):

Year	Mortgage Notes
2025 (remaining)	$—
2026	—
2027	—
2028	—
2029	—
Thereafter	161,015
Total future principal payments	$161,015
The Company is subject to various financial and operational covenants under certain of its mortgage notes. The Company was in compliance with all of its loan covenants as of June 30, 2025.
Note 8: Leases
Lessor
Income from fixed lease payments for operating leases is recognized on a straight-line basis over the non-cancelable term of the lease and is considered to be the fixed component of the operating leases. The variable components primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance and common area maintenance costs.
Lease income related to operating leases recognized and included in the consolidated statements of operations is as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease income — fixed	$5,420	$899	$10,726	$1,595
Lease income — variable	1,951	394	3,629	602
Total operating lease income (1)	$7,371	$1,293	$14,355	$2,197
_________
1.The table above does not include above- and below-market intangible lease amortization of $0.4 million and $0.9 million for the three and six months ended June 30, 2025, and $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively (see Note 5).

To the extent the Company has a significant concentration of revenues from any single tenant, the inability of that tenant to make its payment could have an adverse effect on the Company. There were no tenants that made up over 10% of the Company’s aggregate Annualized Base Rent (“ABR”) of June 30, 2025 or June 30, 2024.
The following table presents the undiscounted future minimum rents the Company expects to receive for its properties as of June 30, 2025 ($ in thousands):

Year	Future Minimum Rents
2025 (remaining)	$10,596
2026	21,131
2027	20,210
2028	17,671
2029	14,861
Thereafter	54,655
Total	$139,124
Note 9: Related Party Transactions
The Company and CNSREIT OP are party to an advisory agreement (the “Advisory Agreement”) with the Advisor pursuant to which the Advisor is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Board.
Certain affiliates of the Company, including the Advisor, receive fees and compensation in connection with the ongoing management of the assets of the Company. The Advisor will be paid a management fee equal to 1.25% of NAV per annum, payable monthly on Class T shares, Class S shares, Class D shares and Class I shares, 1.00% of NAV per annum, payable monthly on Class F-T shares, Class F-S shares, Class F-D shares and Class F-I shares, and is paid a management fee equal to 0.90% of NAV per annum, payable monthly, on Class P shares (lower management fees will apply if amounts invested in Class P shares exceed certain thresholds, calculated excluding the amounts invested by Cohen & Steers). The management fee waiver period for Class P shares ended on January 31, 2025, and for Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares and Class F-I shares ended on April 30, 2025. The management fee will be paid, at the Advisor’s election, in cash, Class P shares or Class I shares or Class P units or Class I units of CNSREIT OP. During the three and six months ended June 30, 2025, the Company incurred management fees of $0.4 million and $0.7 million, respectively, which the Advisor has elected to receive in cash. The Company incurred no management fee expense during the three and six months ended June 30, 2024.

Pursuant to an Expense Limitation and Reimbursement Agreement, by and between the Company and the Advisor (the “Expense Limitation and Reimbursement Agreement”), through December 31, 2025, the Advisor has contractually agreed to waive its fees and/or reimburse expenses on the Company’s behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that the Company will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to December 31, 2025 without the consent of the Board, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to the Company’s operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes, and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor). During the three and six months ended June 30, 2025, the Company incurred general and administrative expenses (other than stock compensation expense) of approximately $0.6 million and $1.3 million, respectively. Pursuant to the Expense Limitation and Reimbursement Agreement, $0.3 million and $0.9 million of these expenses for the three and six months ended June 30, 2025 were reimbursable by the Advisor as they were considered Specified Expenses that exceeded 0.50% of net assets (annualized) and are thus not recognized on the Company’s consolidated statements of operations. As of June 30, 2025, the Due from affiliate amount of $36 thousand represents amounts yet to be reimbursed by the Advisor to the Company. The Company recorded stock compensation expense of $32 thousand and $79 thousand during the three and six months ended June 30, 2025, respectively, which reflects the amortization of the restricted share awards granted to the independent directors.
The Company incurred general and administrative expenses (other than stock compensation expense) of approximately $4.6 million from February 21, 2023 (the date the registration statement for the Offering was declared effective by the SEC) through June 30, 2025. Pursuant to the Expense Limitation and Reimbursement Agreement, approximately $3.8 million of these expenses are reimbursable by the Advisor and are thus not reflected as general and administrative expenses in the Company’s consolidated statements of operations since it is not probable (as of June 30, 2025) that the Company’s Specified Expenses will be less than 0.50% of net assets (annualized) within three years after the month in which the Specified Expenses were incurred and deemed reimbursable.
The Special Limited Partner holds a performance participation interest in CNSREIT OP that entitles it to receive an allocation from CNSREIT OP equal to 10% of the annual Total Return, subject to a 6% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as is defined in the prospectus). Such allocation will be measured on a calendar year basis, accrued monthly and paid annually. The performance participation interest will not be paid on Class P units in CNSREIT OP. The performance participation interest will be paid, at the Special Limited Partner’s election, in cash or Class I units or any other units of CNSREIT OP. During the three and six months ended June 30, 2025, the Company accrued $20 thousand and $25 thousand of performance participation allocation, respectively. During the three and six months ended June 30, 2024, the Company accrued $2 thousand of performance participation allocation.
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
Due to Affiliate
The following table details the Company’s expenses that are due to its Advisor or its affiliates ($ in thousands):

	June 30, 2025	December 31, 2024
Organization and offering costs	$9,400	$8,413
Management fees	152	—
Accrued performance participation allocation	25	7
Total	$9,577	$8,420
Organization and Offering Costs
The Advisor has agreed to advance all organization and offering expenses (including legal, accounting and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through the earlier of (i) December 31, 2025 or (ii) the month that the Company’s aggregate NAV is at least $1.0 billion. The Company will reimburse the Advisor for all such advanced expenses ratably over a 60-month period following such date.
The Advisor and its affiliates had incurred organization and offering expenses as of June 30, 2025 and December 31, 2024 of approximately $9.4 million and $8.4 million, respectively, on the Company’s behalf.

Note 10: Share Based Payments
The following table summarizes the grants, vesting and forfeitures of restricted common stock during the six months ended June 30, 2025 ($ in thousands):

Restricted Shares	Shares	Grant Date Fair Value
Outstanding as of December 31, 2024	18,132	$187
Granted	—	—
Vested	(18,132)	(187)
Forfeiture	—	—
Outstanding as of June 30, 2025	—	$—
Restricted Share Awards
The Company grants restricted Class I shares to its independent directors in accordance with its independent director compensation policy. On June 3, 2024, the Company granted 6,044 restricted Class I shares to each of its three independent directors, which shares, including any unvested shares granted under the distribution reinvestment plan, vested and became non-forfeitable on the one-year anniversary of the grant date.
The Company recorded stock compensation expense of $32 thousand and $14 thousand during the three months ended June 30, 2025 and 2024, respectively, and $79 thousand and $48 thousand during the six months ended June 30, 2025 and 2024, respectively, which reflected the amortization of the restricted share awards granted to the independent directors and was included in general and administrative expense in the consolidated statements of operations.
Note 11: Equity
Authorized Capital
As of June 30, 2025 and December 31, 2024, the Company was authorized to issue up to 2.9 billion shares, consisting of the following:

		June 30, 2025		December 31, 2024
Classification	Par Value per Share	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Preferred Stock	$0.01	100,000,000	—	100,000,000	—
Class P Shares	$0.01	800,000,000	16,738,406	800,000,000	12,729,019
Class T Shares	$0.01	80,000,000	—	80,000,000	—
Class S Shares	$0.01	800,000,000	—	800,000,000	—
Class D Shares	$0.01	160,000,000	—	160,000,000	—
Class I Shares	$0.01	600,000,000	81,691	600,000,000	60,906
Class F-T Shares	$0.01	20,000,000	—	20,000,000	—
Class F-S Shares	$0.01	200,000,000	—	200,000,000	—
Class F-D Shares	$0.01	40,000,000	—	40,000,000	—
Class F-I Shares	$0.01	100,000,000	897,647	100,000,000	22,394
Total		2,900,000,000	17,717,744	2,900,000,000	12,812,319

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock:

	Class I	Class F-I	Class P	Total
Beginning balance, December 31, 2024	60,906	22,394	12,729,019	12,812,319
Common stock issued	—	61,734	3,618,080	3,679,814
Distribution reinvestment	423	395	79,315	80,133
Ending balance, March 31, 2025	61,329	84,523	16,426,414	16,572,266
Common stock issued	19,043	809,523	247,511	1,076,077
Distribution reinvestment	1,319	3,601	105,955	110,875
Repurchase of common stock	—	—	(41,474)	(41,474)
Ending balance, June 30, 2025	81,691	897,647	16,738,406	17,717,744
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

The following tables present the aggregate distributions per share declared for each applicable class of common stock:

	Three Months Ended June 30, 2025
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.1305	$—	$0.1305
Class F-I Common Stock	$0.1305	$—	$0.1305
Class P Common Stock	$0.1305	$—	$0.1305

	Six Months Ended June 30, 2025
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.2610	$—	$0.2610
Class F-I Common Stock	$0.2610	$—	$0.2610
Class P Common Stock	$0.2610	$—	$0.2610
_________
1.Stockholder servicing fees only apply to Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares are sold. As of June 30, 2025, the Company had not sold any Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares and therefore, had not incurred any stockholder servicing fees.
For the three and six months ended June 30, 2024, the Company declared distributions of $0.2 million.
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
During the three and six months ended June 30, 2025, the Company repurchased a total of 41,474 of Class P shares for a total of $0.5 million. The Company had no unfulfilled repurchase requests as of June 30, 2025. There were no repurchase requests during the three and six months ended June 30, 2024 and, accordingly the Company did not repurchase any shares of common stock pursuant to its share repurchase plan.

Note 12: Segment Reporting
The Company operates in two operating and reportable segments: Real Estate and Real Estate-Related Securities. The chief operating decision makers allocate resources and evaluate results based off the performance of each segment individually. These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer, chief operating officer and chief financial officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the segment net operating income. The chief operating decision makers also use segment net operating income (a measure of segment profit and loss) and its components to monitor budget versus actual results, perform variance analysis of current results to prior period results and forecast future performance.
The following table sets forth the total assets by segment as of June 30, 2025 ($ in thousands):

Segment	June 30, 2025	December 31, 2024
Real estate	$315,045	$274,817
Real estate-related securities	36,360	23,953
Total reportable segment assets	$351,405	$298,770
Reconciliation to consolidated total assets:
Other (corporate)	34,168	2,333
Total assets	$385,573	$301,103
The following table provides the total financial results by segment for the three months ended June 30, 2025 ($ in thousands):

	Three Months Ended June 30, 2025
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$7,794	$—	$7,794
Total revenues	7,794	—	7,794

Property operating (1)	(2,563)	—	(2,563)
Realized and unrealized gains from real estate-related securities, net	—	1,661	1,661
Other income	51	2	53
Segment net operating income	$5,282	$1,663	$6,945
Depreciation and amortization			$(3,627)
Other income			341
General and administrative			(272)
Management fees			(445)
Interest expense			(2,430)
Performance participation allocation			(20)
Organization expenses			—
Net income (loss)			$492
Net income (loss) attributable to non-controlling interests			227
Net income (loss) attributable to common stockholders			$265
_________
1.Property operating expenses include real estate taxes, routine repairs and maintenance expenses, property management fees, insurance expenses and other property-level expenses. Such expenses are not provided regularly to the Company’s chief operating decision makers.

The following table provides the total financial results by segment for the three months ended June 30, 2024 ($ in thousands):

	Three Months Ended June 30, 2024
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$1,420	$—	$1,420
Total revenues	1,420	—	1,420

Property operating (1)	(513)	—	(513)
Realized and unrealized gains from real estate-related securities, net	—	227	227
Other income	17	1	18
Segment net operating income	$924	$228	$1,152
Depreciation and amortization			$(949)
Other income			21
General and administrative			(76)
Management fees			—
Interest expense			—
Performance participation allocation			(2)
Organization expenses			—
Net income (loss)			$146
Net income (loss) attributable to non-controlling interests			57
Net income (loss) attributable to common stockholders			$89
_________
1.Property operating expenses include real estate taxes, routine repairs and maintenance expenses, property management fees, insurance expenses and other property-level expenses. Such expenses are not provided regularly to the Company’s chief operating decision makers.

The following table provides the total financial results by segment for the six months ended June 30, 2025 ($ in thousands):

	Six Months Ended June 30, 2025
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$15,221	$—	$15,221
Total revenues	15,221	—	15,221

Property operating (1)	(5,119)	—	(5,119)
Realized and unrealized gains from real estate-related securities, net	—	2,754	2,754
Other income	112	7	119
Segment net operating income	$10,214	$2,761	$12,975
Depreciation and amortization			$(7,276)
Other income			439
General and administrative			(523)
Management fees			(698)
Interest expense			(4,797)
Performance participation allocation			(25)
Organization expenses			—
Net income (loss)			$95
Net income (loss) attributable to non-controlling interests			211
Net income (loss) attributable to common stockholders			$(116)
_________
1.Property operating expenses include real estate taxes, routine repairs and maintenance expenses, property management fees, insurance expenses and other property-level expenses. Such expenses are not provided regularly to the Company’s chief operating decision makers.

The following table provides the total financial results by segment for the six months ended June 30, 2024 ($ in thousands):

	Six Months Ended June 30, 2024
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$2,422	$—	$2,422
Total revenues	2,422	—	2,422

Property operating (1)	(877)	—	(877)
Realized and unrealized gains from real estate-related securities, net	—	315	315
Other income	23	5	28
Segment net operating income	$1,568	$320	$1,888
Depreciation and amortization			$(1,680)
Other income			79
General and administrative			(155)
Management fees			—
Interest expense			—
Performance participation allocation			(2)
Organization expenses			(1,852)
Net income (loss)			$(1,722)
Net income (loss) attributable to non-controlling interests			56
Net income (loss) attributable to common stockholders			$(1,778)
_________
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

Fundraising
As part of the Offering, subsequent to June 30, 2025, and through August 13, 2025, the Company issued and sold shares of our common stock (consisting of Class I shares and Class F-I shares) for gross proceeds of $1.2 million, including shares issued pursuant to our distribution reinvestment plan.
Subsequent to June 30, 2025, and through August 13, 2025, as part of the private offering of its Class P shares, the Company issued and sold shares for gross proceeds of $1.6 million, including shares issued pursuant to its distribution reinvestment plan.
Investing
On August 1, 2025, the Company closed on the acquisition of Deer Valley Towne Center, a community shopping center in the Deer Valley submarket north of Phoenix, Arizona. The acquisition was made through a programmatic joint venture with The Sterling Organization, LLC in which the Company has a 99% interest. The acquisition was made at a $33.7 million purchase price, subject to closing costs and customary prorations.

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
Available Information
Stockholders may obtain copies of our filings with the SEC free of charge from the SEC’s website maintained at www.sec.gov. We also use our website (www.cnsreit.com) as a channel of distribution of our information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel in addition to following our press releases and SEC filings. The information we include on our website is not a part of, nor is it incorporated by reference into, this report.
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
We have contributed and intend to contribute the net proceeds from the Offering and our private offering to the Operating Partnership in respect of a corresponding number of Class T, Class S, Class D, Class I, Class F-T, Class F-S, Class F-D, Class F-I and Class P units of the Operating Partnership. The Operating Partnership uses the net proceeds received from us to make investments and pay fees and expenses attributable to our operations in accordance with our investment strategy and policies.
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in our prospectus.
Q2 Highlights
Capital Raising
•We raised net proceeds of $8.9 million from the Offering during the three months ended June 30, 2025, including shares issued through our distribution reinvestment plan.

•We raised net proceeds of $4.0 million from our private offering of Class P shares during the three months ended June 30, 2025, including shares issued through our distribution reinvestment plan.

Operating Results

•We declared monthly distributions totaling $2.3 million during the three months ended June 30, 2025.

Portfolio
Investments in Real Estate
The following table provides information regarding our real estate properties as of June 30, 2025:

Investment	Ownership Interest	Number of Properties	Location	Property Type	Acquisition Date	Sq. Feet (in thousands)	Occupancy
Marketplace at Highland Village	99%	1	Dallas, TX	Community shopping center	January 22, 2024	205	95%
Des Peres Corners	80%	1	St. Louis, MO	Grocery-anchored shopping center	July 25, 2024	121	88%
Village on Pooler Parkway	99%	1	Savannah, GA	Community shopping center	September 18, 2024	142	100%
Bridgepointe Shopping Center	99%	1	San Mateo, CA	Community shopping center	December 20, 2024	227	100%
Oak Grove Shoppes	80%	1	Orlando, FL	Grocery-anchored shopping center	January 17, 2025	142	91%
		5				837

The following table details the expiring leases at our real estate properties by annualized base rent as of June 30, 2025 ($ in thousands):

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of total Annualized Base Rent Expiring
2025 (remaining)	—	—	—
2026	7	341	2%
2027	6	1,750	9%
2028	11	2,393	12%
2029	22	4,327	22%
2030	12	2,298	12%
2031	4	463	2%
2032	6	1,668	8%
2033	13	2,034	10%
2034	8	2,355	12%
Thereafter	7	2,069	11%
Total	96	19,698	100%
_________
1.Annualized base rent (“ABR”) represents the annualized monthly contractual base rent for our properties as of June 30, 2025. ABR is presented on a pro-rata ownership basis.

Investments in Real Estate-Related Securities
The following table details our investments in real estate-related securities as of June 30, 2025 ($ in thousands):

	June 30, 2025
Type of Real Estate-Related Securities	Cost Basis	Fair Value
Common stock of publicly listed REITs	$20,416	$21,445
Real estate-related debt securities	12,764	12,944
Real estate-related preferred securities	981	968
Total Investments in real estate-related securities	$34,161	$35,357
Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental revenue	$7,794	$1,420	$15,221	$2,422
Total revenues	7,794	1,420	15,221	2,422
Expenses
Property operating	2,563	513	5,119	877
General and administrative	272	76	523	155
Organization expenses	—	—	—	1,852
Management fees	445	—	698	—
Performance participation allocation	20	2	25	2
Depreciation and amortization	3,627	949	7,276	1,680
Total expenses	6,927	1,540	13,641	4,566
Other income (expense), net
Realized and unrealized gains from real estate-related securities, net	1,661	227	2,754	315
Interest expense	(2,430)	—	(4,797)	—
Other income	394	39	558	107
Total other income (expense), net	(375)	266	(1,485)	422
Net income (loss)	$492	$146	$95	$(1,722)
Net income (loss) attributable to non-controlling interests	227	57	211	56
Net income (loss) attributable to common stockholders	$265	$89	$(116)	$(1,778)
Net income (loss) per share of common stock - basic	$0.02	$0.02	$(0.01)	$(0.40)
Net income (loss) per share of common stock - diluted	$0.02	$0.02	$(0.01)	$(0.40)
Weighted-average shares of common stock outstanding
Basic	17,275	4,781	16,026	4,487
Diluted	17,275	4,782	16,026	4,487

Rental Revenue, Property Operating Expenses, Depreciation and Amortization
The increase in rental revenues, property operating expenses and depreciation and amortization for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, was primarily attributable to the expanded portfolio. The current quarter’s results include operations from four acquisitions in 2024 and one in the current year, whereas the comparable period in 2024 included operational results solely from our initial acquisition.
General and Administrative Expenses
During the three and six months ended June 30, 2025, and 2024, we incurred general and administrative expenses (other than stock compensation expense) of approximately $0.6 million and $1.3 million, respectively. The increase was primarily attributable to higher professional fees. Pursuant to the Expense Limitation and Reimbursement Agreement, $0.3 million and $0.9 million of these expenses for the three and six months ended June 30, 2025 were reimbursable by the Advisor, as they exceeded 0.50% of net assets (annualized) and are thus not reflected as general and administrative expenses in the Company’s consolidated statement of operations.
Other Income (Expense), Net
The decrease in other income (expense), net for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, was primarily attributable to interest expense on property level financing for all five properties in our portfolio, and is partially offset by gains and losses, interest and dividend income from a larger securities portfolio.
Net income (loss) attributable to non-controlling interests
The increase in the net loss attributable to non-controlling interest for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, was primarily attributable to a joint venture partner’s cash flow promote during the current period, as well as operating results from the five properties in our portfolio, all of which are held through joint ventures.
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
We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of deferred financing costs (iii) unrealized gains or losses from changes in the fair value of real estate-related securities, (iv) organization costs, (v) amortization of restricted stock awards, (vi) amortization of above- and below-market lease intangibles and (vii) amounts attributable to non-controlling interests related to adjustments.

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

The following table presents a reconciliation of net income (loss) attributable to common stockholders under GAAP to FFO, AFFO and FAD ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$265	$89	$(116)	$(1,778)
Adjustments to arrive at FFO:
Depreciation and amortization	3,627	949	7,276	1,680
Amount attributable to non-controlling interests for above adjustments	(210)	(9)	(420)	(16)
FFO attributable to common stockholders	$3,682	$1,029	$6,740	$(114)
Adjustments to arrive at AFFO:
Straight-line rental income	(202)	(14)	(429)	(25)
Amortization of deferred financing costs	60	—	118
Unrealized gains from real estate-related securities, net	(1,200)	(80)	(1,810)	(157)
Organization expenses	—	—	—	1,852
Amortization of restricted share grants	32	14	79	48
Amortization of above and below-market lease intangibles	(423)	(127)	(866)	(225)
Performance participation allocation	20	—	25	—
Amount attributable to non-controlling interests for above adjustments	26	1	65	2
AFFO attributable to common stockholders	$1,995	$823	$3,922	$1,381
Adjustments to arrive at FAD:
Recurring tenant improvements and leasing commissions (1)	(744)	(102)	(1,078)	(123)
Amount attributable to non-controlling interests for above adjustments	115	1	154	1
FAD attributable to common stockholders	$1,366	$722	$2,998	$1,259
_________
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

The following table provides a breakdown of the major components of our total NAV as of June 30, 2025 ($ and shares in thousands):

Components of NAV	June 30, 2025
Investment in real estate	$297,300
Investment in real estate-related securities	35,357
Cash and cash equivalents	38,289
Restricted cash	1,988
Other assets	3,619
Dividends payable	(771)
Other liabilities	(6,292)
Subscriptions received in advance	(790)
Mortgage notes, net of deferred financing costs	(157,353)
Accrued performance participation allocation	(25)
Management fee payable	(152)
Non-controlling interests in joint ventures	(8,363)
Net asset value	$202,807
Number of outstanding shares of common stock	17,718
The following table provides a breakdown of our total NAV and NAV per share of common stock by class as of June 30, 2025 ($ and shares in thousands, except per share data):

NAV per share	Class I	Class F-I	Class P	Total
Net asset value	$917	$9,888	$192,002	$202,807
Number of outstanding shares	82	898	16,738	$17,718
NAV Per Share as of June 30, 2025	$11.22	$11.02	$11.47
Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2025 valuation of our investments in real estate:

Property Type	Discount Rate	Exit Capitalization Rate
Community Shopping center	8.02%	7.01%
Grocery-anchored shopping center	8.24%	6.99%
These assumptions are determined by our independent valuation advisor and reviewed by the Advisor. A change in these assumptions would impact the calculation of the value of our investments in real estate. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investments in real estate value:

Input	Hypothetical Change	Community Shopping Center Values	Grocery-Anchored Shopping Center Values
Discount Rate	0.25% decrease	1.62%	1.73%
(weighted average)	0.25% increase	(1.66)%	(1.86)%
Exit Capitalization Rate	0.25% decrease	2.03%	1.98%
(weighted average)	0.25% increase	(2.03)%	(2.11)%

The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	June 30, 2025
Stockholders’ equity under GAAP	$172,688
Adjustments:
Advanced organization and offering costs(1)	9,400
Unrealized real estate appreciation(2)	10,729
Accumulated depreciation and amortization(3)	10,509
Straight-line rent adjustment(4)	(519)
NAV	$202,807
_________
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
Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, make distributions to our stockholders, repurchase shares of our common stock pursuant to our share repurchase plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we pay to the Advisor, the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner, distribution fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees.
We will reimburse the Advisor for certain out-of-pocket expenses in connection with our operations. The Advisor has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting and other expenses attributable to our organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the earlier of (i) December 31, 2025 or (ii) the month that our aggregate NAV is at least $1.0 billion. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months following such date. After the earlier of (i) December 31, 2025 or (ii) the month that our aggregate NAV is at least $1.0 billion, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. As of June 30, 2025, the Advisor had incurred approximately $9.4 million of organization and offering expenses on our behalf.

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
As of August 13, 2025, approximately $49.7 million of the Advisor’s $124.8 million commitment to purchase Class P shares remains outstanding. We may call all or a portion of this commitment at any time.

The Company’s mortgage notes disclosed above are interest-only throughout their respective term, with balloon-payments owed at maturity. The following table is a summary of the fixed-rate mortgage note indebtedness of the Company’s properties as of June 30, 2025 and December 31, 2024 ($ in thousands):

			Outstanding balance as of
Indebtedness	Interest Rate - Fixed	Maturity Date	June 30, 2025	December 31, 2024
Marketplace at Highland Village	6.13%	October 1, 2034	$23,155	$23,155
Des Peres Corners	6.02%	August 1, 2034	23,160	23,160
Village on Pooler Parkway	6.14%	October 1, 2034	20,400	20,400
Bridgepointe Shopping Center	5.69%	January 1, 2035	70,000	70,000
Oak Grove Shoppes	5.88%	February 1, 2032	24,300	—
Total loans secured by real estate			161,015	136,715
Deferred financing costs, net			(2,089)	(1,819)
Mortgage notes, net			$158,926	$134,896
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

Six Months Ended June 30, 2025
Cash flows provided by operating activities	$4,666
Cash flows used in investing activities	(50,381)
Cash flows provided by financing activities	77,488
Net increase in cash and cash equivalents	$31,773
Cash flows provided by operating activities were approximately $4.7 million for the six months ended June 30, 2025, primarily as a result of income generated from our investments in real estate and real estate-related securities.
Cash flows used in investing activities were $50.4 million for the six months ended June 30, 2025, primarily due to our acquisitions of real estate and purchases of real estate-related securities.
Cash flows provided by financing activities were $77.5 million for the six months ended June 30, 2025, primarily due to $52.3 million of proceeds from the issuance of common stock and $24.3 million of proceeds from property level financing.
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

The following tables detail the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended June 30, 2025
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.1305	$—	$0.1305
Class F-I Common Stock	$0.1305	$—	$0.1305
Class P Common Stock	$0.1305	$—	$0.1305

	Six Months Ended June 30, 2025
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.2610	$—	$0.2610
Class F-I Common Stock	$0.2610	$—	$0.2610
Class P Common Stock	$0.2610	$—	$0.2610
_________
1.Stockholder servicing fees only apply to Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares are sold. As of June 30, 2025, we had not sold any Class F-T, Class F-S, Class F-D, Class T, Class S and Class D shares and therefore, had not incurred any stockholder servicing fees.
The following tables summarize our distributions declared and paid on our shares of common stock ($ in thousands):

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash (1)	$1,411	62%	$209	100%
Reinvested in shares	847	38%	—	—
Total distributions	$2,258	100%	$209	100%
Source of Distributions
Cash flows from operating activities	$2,258	100%	$209	100%
Total sources of distributions(2)	$2,258	100%	$209	100%
AFFO	$1,995		$823
FAD	$1,366		$722
_________
1.     Represents $0.6 million in distributions declared and paid in cash during the three months ended June 30, 2025, and $0.8 million and $0.2 million in distributions that were declared but unpaid as of June 30, 2025 and June 30, 2024.

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash (1)	$2,363	56%	$209	100%
Reinvested in shares	1,867	44%	—	—%
Total distributions	$4,230	100%	$209	100%
Source of Distributions
Cash flows from operating activities	$4,230	100%	$209	100%
Total sources of distributions(2)	$4,230	100%	$209	100%
AFFO	$3,922		$1,381
FAD	$2,998		$1,259
_________
1.     Represents $1.6 million in distributions declared and paid in cash during the six months ended June 30, 2025, and $0.8 million and $0.2 million in distributions that were declared but unpaid as of June 30, 2025 and June 30, 2024.
2.     During the six months ended June 30, 2025 and 2024, we received cash flows from operating activities in the amounts of $4.7 million and $1.7 million, respectively.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
For information regarding the potential risks and uncertainties associated with our business, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and under the heading “Risk Factors” in our prospectus dated April 17, 2025, as supplemented.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered sales of equity securities
During the three months ended June 30, 2025, the Company issued an aggregate of 247,510 Class P shares of its common stock in private placement transactions to accredited investors. The shares were issued at prices ranging from $11.35 to $11.47 per share, resulting in gross proceeds of approximately $2.8 million. The offer and sale of these shares was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Regulation D promulgated thereunder.

Use of Proceeds
On February 21, 2023, our Registration Statement on Form S-11 (File No. 333-269416) for the Offering was declared effective under the Securities Act. The transaction price for each class of our common stock is determined monthly and is made available on our website, www.cnsreit.com, and in prospectus supplement filings.
The Company raised gross proceeds of $8.9 million from the Offering during the three months ended June 30, 2025.
As of June 30, 2025, we have primarily used the proceeds from the Offering and the unregistered sales of our Class P shares toward the acquisition of $285.7 million in real estate and for investments of $35.4 million in real estate-related securities, net of proceeds from sales of such securities. In addition to the net proceeds from the Offering, we financed our investments with $161.0 million from mortgage notes.
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
During the three months ended June 30, 2025, we repurchased Class P shares in the following amounts:

Month of	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
May 2025	41,474	$11.35	41,474	0.24%	—
Total	41,474	$11.35	41,474	0.24%	—
_________
1.     Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding in such class. in each case, based on the NAV as of the last calendar day of the prior month.
2.     All repurchase requests under our share repurchase plan were satisfied.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Cohen & Steers Income Opportunities REIT, Inc.

August 13, 2025	By:	/s/ James S. Corl
Date		James S. Corl
Chief Executive Officer & Chief Investment Officer (Principal Executive Officer)

August 13, 2025	By:	/s/ Arjun Mahalingam
Date		Arjun Mahalingam
Chief Financial Officer & Treasurer (Principal Financial Officer and Principal Accounting Officer)