Form 10-Q
period 2025-09-30
Cohen & Steers Income Opportunities REIT, Inc.
filed 2025-11-12
CIK 1939433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 12, 2025, the registrant had the following shares outstanding: 17,550,079 shares of Class P common stock, 131,661 shares of Class I common stock and 1,327,709 shares of Class F-I common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands - except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Investments in real estate, net	$300,119	$231,416
Investments in real estate-related securities, at fair value	36,813	22,810
Lease intangible assets, net	39,163	34,275
Cash and cash equivalents	9,269	6,542
Restricted cash	8,965	1,962
Due from affiliate	22	195
Other assets	5,669	3,903
Total assets	$400,020	$301,103
LIABILITIES AND EQUITY
Mortgage notes, net	$158,986	$134,896
Lease intangible liabilities, net	33,532	24,959
Due to affiliate	10,573	8,420
Accounts payable, accrued expenses and other liabilities	15,378	4,477
Total liabilities	$218,469	$172,752
Commitments and Contingencies (see Note 14)
Equity
Preferred Stock, $0.01 par value per share, 100,000,000 shares authorized; and none issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$—	$—
Common Stock- Class P shares, $0.01 par value per share, 800,000,000 shares authorized; and 16,939,571 and 12,729,019 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	169	127
Common Stock- Class I shares, $0.01 par value per share, 600,000,000 shares authorized; and 83,239 and 60,906 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Common Stock- Class F-I shares, $0.01 par value per share, 100,000,000 shares authorized; and 1,127,169 and 22,394 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	11	—
Common Stock- Classes T, S, D, F-T, F-S, F-D, B, M-I, M-S, R-I, and R-S, $0.01 par value per share, no shares issued and outstanding as of September 30, 2025 and December 31, 2024 (see Note 11 for shares authorized)	—	—
Additional paid-in capital	186,477	129,435
Accumulated deficit	(12,638)	(5,705)
Total stockholders’ equity	174,020	123,858
Non-controlling interests	7,531	4,493
Total equity	181,551	128,351
Total liabilities and equity	$400,020	$301,103
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands - except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rental revenue	$8,376	$2,366	$23,597	$4,788
Total revenues	8,376	2,366	23,597	4,788
Expenses
Property operating	2,820	775	7,939	1,652
General and administrative	300	129	823	284
Organization expenses	—	—	—	1,852
Management fees	473	—	1,171	—
Performance participation allocation	14	2	39	4
Depreciation and amortization	4,177	1,429	11,453	3,109
Total expenses	7,784	2,335	21,425	6,901
Other income (expense), net
Realized and unrealized gains from real estate-related securities, net	1,479	674	4,233	989
Interest expense	(2,430)	(414)	(7,227)	(414)
Other income	196	80	754	187
Total other income (expense), net	(755)	340	(2,240)	762
Net income (loss)	$(163)	$371	$(68)	$(1,351)
Net income (loss) attributable to non-controlling interests	74	(20)	285	36
Net income (loss) attributable to common stockholders	$(237)	$391	$(353)	$(1,387)
Net income (loss) per share of common stock - basic	$(0.01)	$0.06	$(0.02)	$(0.27)
Net income (loss) per share of common stock - diluted	$(0.01)	$0.06	$(0.02)	$(0.27)
Weighted-average shares of common stock outstanding
Basic	17,964	6,100	16,679	5,048
Diluted	17,964	6,103	16,679	5,048
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands - except per share data)

	Par Value
	Common Stock Class I	Common Stock Class F-I	Common Stock Class P	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at June 30, 2025	$1	$9	$167	$182,562	$(10,051)	$172,688	$7,268	$179,956
Common stock issued	—	2	1	3,737	—	3,740	—	3,740
Distributions declared on common stock ($0.1305 gross per share)	—	—	—	—	(2,350)	(2,350)	—	(2,350)
Distribution reinvestments	—	—	1	1,348	—	1,349	—	1,349
Offering costs	—	—	—	(977)	—	(977)	—	(977)
Amortization of restricted stock grants	—	—	—	47	—	47	—	47
Net income (loss)	—	—	—	—	(237)	(237)	74	(163)
Repurchase of common stock	—	—	—	(240)	—	(240)	—	(240)
Contributions from non-controlling interests	—	—	—	—	—	—	340	340
Distributions to non-controlling interests	—	—	—	—	—	—	(151)	(151)
Balance at September 30, 2025	$1	$11	$169	$186,477	$(12,638)	$174,020	$7,531	$181,551

	Par Value
	Common Stock Class I	Common Stock Class F-I	Common Stock Class P	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at June 30, 2024	$1	$—	$47	$41,803	$(2,156)	$39,695	$463	$40,158
Common stock issued	—	—	16	16,979	—	16,995	—	16,995
Distributions declared on common stock ($0.1305 gross per share)	—	—	—	—	(840)	(840)	—	(840)
Distribution reinvestments	—	—	1	387	—	388	—	388
Offering costs	—	—	—	(224)	—	(224)	—	(224)
Amortization of restricted stock grants	—	—	—	47	—	47	—	47
Net income (loss)	—	—	—	—	391	391	(20)	371
Repurchase of common stock	—	—	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	3,238	3,238
Distributions to non-controlling interests	—	—	—	—	—	—	(60)	(60)
Balance at September 30, 2024	$1	$—	$64	$58,992	$(2,605)	$56,452	$3,621	$60,073
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(Continued)
(in thousands - except per share data)

	Par Value
	Common Stock Class I	Common Stock Class F-I	Common Stock Class P	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2024	$1	$—	$127	$129,435	$(5,705)	$123,858	$4,493	$128,351
Common stock issued	—	11	39	56,103	—	56,153	—	56,153
Distributions declared on common stock ($0.3915 gross per share)	—	—	—	—	(6,580)	(6,580)	—	(6,580)
Distribution reinvestments	—	—	3	3,489	—	3,492	—	3,492
Offering costs	—	—	—	(1,965)	—	(1,965)	—	(1,965)
Amortization of restricted stock grants	—	—	—	126	—	126	—	126
Net income (loss)	—	—	—	—	(353)	(353)	285	(68)
Repurchase of common stock	—	—	—	(711)	—	(711)	—	(711)
Contributions from non-controlling interests	—	—	—	—	—	—	3,319	3,319
Distributions to non-controlling interests	—	—	—	—	—	—	(566)	(566)
Balance at September 30, 2025	$1	$11	$169	$186,477	$(12,638)	$174,020	$7,531	$181,551

	Par Value
	Common Stock Class I	Common Stock Class F-I	Common Stock Class P	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	$—	$—	$—	$369	$(169)	$200	$—	$200
Common stock issued	1	—	63	64,409	—	64,473	—	64,473
Distributions declared on common stock ($0.3915 gross per share)	—	—	—	—	(1,049)	(1,049)	—	(1,049)
Distribution reinvestments	—	—	1	387	—	388	—	388
Offering costs	—	—	—	(6,268)	—	(6,268)	—	(6,268)
Amortization of restricted stock grants	—	—	—	95	—	95	—	95
Net income (loss)	—	—	—	—	(1,387)	(1,387)	36	(1,351)
Contributions from non-controlling interests	—	—	—	—	—	—	3,663	3,663
Distributions to non-controlling interests	—	—	—	—	—	—	(78)	(78)
Balance at September 30, 2024	$1	$—	$64	$58,992	$(2,605)	$56,452	$3,621	$60,073
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(68)	$(1,351)
Adjustments to net loss:
Depreciation and amortization	11,453	3,109
Unrealized gains on changes in fair value of real estate-related securities, net	(2,351)	(422)
Realized gains on sale of real estate-related securities, net	(491)	(411)
Amortization of above- and below-market lease intangibles, net	(1,283)	(476)
Straight-line rent adjustments	(668)	(47)
Amortization of deferred financing costs	178	10
Amortization of restricted share grants	126	95
Changes in assets and liabilities:
Other assets	(2,233)	(702)
Due from affiliate	173	(256)
Due to affiliate	188	1,856
Accounts payable, accrued expenses and other liabilities	3,273	2,412
Net cash provided by operating activities	8,297	3,817
Cash flows from investing activities:
Acquisition of real estate	(72,448)	(117,960)
Capital improvements on real estate	(565)	(111)
Purchases of real estate-related securities	(32,578)	(12,003)
Proceeds from sale of real estate-related securities	20,906	7,345
Net cash used in investing activities	(84,685)	(122,729)
Cash flows from financing activities:
Proceeds from issuance of common stock	56,041	64,473
Repurchase of common stock	(606)	—
Contributions from non-controlling interests	3,319	3,663
Distributions paid on common stock	(2,855)	(380)
Distributions to non-controlling interests	(566)	(78)
Proceeds from subscriptions received in advance	7,475	88
Proceeds from mortgage notes	24,300	66,715
Payment of financing costs on mortgage notes	(990)	(1,223)
Net cash provided by financing activities	86,118	133,258
Net change in cash, cash equivalents and restricted cash	9,730	14,346
Cash, cash equivalents and restricted cash, at the beginning of the period	8,504	200
Cash, cash equivalents and restricted cash, at the end of the period	$18,234	$14,546

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$9,269	$12,648
Restricted cash	8,965	1,898
Total cash and cash equivalents and restricted cash	$18,234	$14,546
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,598	$289
Supplemental disclosure of non-cash investing and financing activities:
Accrued offering costs due to affiliate	$1,965	$6,268
Accrued distributions	$790	$281
Distribution reinvestments	$3,492	$388
Repurchase of common stock	$105	$—
Accrued proceeds from sale of real estate-related securities	$—	$69
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Organization
Cohen & Steers Income Opportunities REIT, Inc. (the “Company”) was formed on July 18, 2022, as a Maryland corporation and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2024. The Company was organized to invest primarily in high-quality, stabilized real estate assets within the United States (“U.S.”) and, to a lesser extent, in real estate-related securities (including listed REITs), preferred equity and debt instruments to provide current income, additional appreciation potential and a source of liquidity for the Company’s share repurchase plan, cash management and other purposes. The Company is the sole general partner of Cohen & Steers Income Opportunities REIT Operating Partnership, L.P., a Delaware limited partnership (“CNSREIT OP” or the “Operating Partnership”), which was formed on July 22, 2022. Cohen & Steers Income Opportunities REIT Special Limited Partner, LLC, an affiliate of Cohen & Steers, Inc., was formed on July 22, 2022, as a Delaware limited liability company (the “Special Limited Partner”), and owns a special limited partner interest in CNSREIT OP. Substantially all of the Company’s business is conducted through CNSREIT OP. The Company and CNSREIT OP are externally managed by Cohen & Steers Capital Management, Inc., a New York corporation (the “Advisor”). The Advisor is a subsidiary of Cohen & Steers, Inc. (together with its subsidiaries, “Cohen & Steers”).
The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in its primary offering and up to $0.6 billion in shares pursuant to its distribution reinvestment plan (the “Offering”). As part of the Offering, the Company intends to sell any combination of eight classes of shares of its common stock – Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares and Class F-I shares, with a dollar value up to the maximum offering amount. Class F-T shares, Class F-S shares and Class F-D shares will be offered to all investors in the Offering until January 2026, subject to the minimum investment requirement for each share class. Class F-I shares will be offered to all investors in the Offering until June 2026, subject to the minimum investment requirement for this share class. Thereafter, the Class F-I shares will be offered only to investors that held, or clients of a financial intermediary that in the aggregate held, at least $10 million in Class F-I shares as of such time, unless such minimum requirement is waived by the dealer manager, Cohen & Steers Securities, LLC (the “Dealer Manager”). As of September 30, 2025, the Company has issued and sold Class I and Class F-I shares for gross proceeds of $12.6 million, including shares issued pursuant to its distribution reinvestment plan.
The Company is also conducting a private offering of its Class P, Class B, Class R-I, Class R-S, Class M-I and Class M-S shares (the “Private Placement Shares”) to Cohen & Steers and its affiliates (for Class P shares only) and certain persons that are accredited investors, as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. Certain of the Private Placement Shares are not subject to upfront selling commissions, dealer manager fees, stockholder servicing fees and/or performance participation. The Private Placement Shares sold in the Company’s private offering are not being offered to the public. In addition to its $0.2 million investment in Class I shares, Cohen & Steers has committed to invest $124.8 million through the Advisor in Class P shares for an aggregate investment of $125.0 million. As of September 30, 2025, the Company has issued and sold Class P shares for gross proceeds of $182.7 million, which includes shares issued to the Advisor for gross proceeds of $75.1 million. The Company can call the remaining $49.7 million of the Advisor’s $124.8 million commitment to purchase Class P shares at any time. As of September 30, 2025, the Company has not received any gross proceeds from the sale of Class B, Class R-I, Class R-S, Class M-I or Class M-S shares.
As of September 30, 2025, the Company owned six properties and held a portfolio of real estate-related securities. The Company currently operates in two reportable segments: real estate and real estate-related securities. See Note 12 for additional information.

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
There is no other comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024, resulting in comprehensive loss equaling net loss. Accordingly, the statement of other comprehensive income (loss) is not presented.
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
As of September 30, 2025 and December 31, 2024, the Company held interests in two joint ventures that it consolidates.

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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of September 30, 2025 and December 31, 2024, the Company held $9.3 million and $6.5 million in cash and cash equivalents, respectively.
Restricted Cash
Restricted cash primarily consists of amounts in escrow related to real estate taxes, insurance and other lender restrictions in connection with mortgages at the Company’s properties. Restricted cash also includes funds received by the Company’s transfer agent for subscriptions prior to their effective date. The Company held $9.0 million and $2.0 million in restricted cash as of September 30, 2025 and December 31, 2024, respectively.
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
Real estate assets will be evaluated for impairment on a quarterly basis or when there is an event or change in circumstances that indicates the carrying amount of an asset may not be recoverable. The Company will consider the following factors when performing its impairment analysis: (i) management, having the authority to approve the action, commits to a plan to sell the asset; (ii) significant negative industry and economic outlook or trends; (iii) expected material costs necessary to extend the life of or operate the real estate asset; (iv) the Company’s ability to hold and dispose of the real estate asset in the ordinary course of business; and (v) property-specific factors, including but not limited to, physical condition, needed repairs or improvements and any operating impediments that may affect the real estate asset’s performance or value. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions, including consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. During the three and nine months ended September 30, 2025 and 2024, the Company did not incur any impairment charges.

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
Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2024. REITs are subject to a number of organizational and operational requirements. Even though the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Organization and Offering Expenses
The Advisor has agreed to advance all organization and offering expenses (including legal, accounting and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through the earlier of (i) December 31, 2026, or (ii) the month that the Company’s aggregate net asset value (“NAV”) is at least $750 million. The Company will reimburse the Advisor for all such advanced expenses ratably over a 60-month period following such date.
As of September 30, 2025 and December 31, 2024, the Advisor and its affiliates had incurred organization and offering expenses of approximately $10.4 million and $8.4 million, respectively, on the Company’s behalf. Such costs became the Company’s liability on January 11, 2024, the date that the Company issued Class P shares and commenced principal operations. Organizational expenses are expensed as incurred and offering expenses are charged to stockholders’ equity, as such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Offering and any private placement offering.
Earnings per Share
Basic earnings per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) for the period by the weighted average number of common stock and common stock equivalents outstanding (unless their effect is antidilutive) for the period. For the three and nine months ended September 30, 2025, the Company was in a net loss position and thus, the inclusion of the restricted independent director grants would be anti-dilutive. For the three months ended September 30, 2024, the Company had 3,398 potentially dilutive securities (restricted independent director grants - see Note 10) that were included in the computation of diluted earnings per share. For the nine months ended September 30, 2024, the Company was in a net loss position and thus, the inclusion of the restricted independent director grants would be anti-dilutive. All classes of common stock are allocated net income (loss) at the same rate per share and receive the same gross distribution per share.
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
As of September 30, 2025, the Company’s security investments, which are primarily in common stock of publicly listed REITs and real estate-related preferred securities, are recorded at fair value based on the closing price as reported by the applicable national securities exchange and have been classified as Level 1.
The Company’s investments classified as Level 2 consisted of real estate-related debt securities. Fair values were generally determined using third-party pricing services. The pricing services may utilize pricing models that vary by asset class and incorporate available trade, bid and other market information.
The following tables detail the Company’s assets measured at fair value on a recurring basis ($ in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Common stock of publicly listed REITs	$22,666	$—	$—	$22,666
Real estate-related preferred securities	962	—	—	962
Real estate-related debt securities	—	13,185	—	13,185
Total	$23,628	$13,185	$—	$36,813

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Common stock of publicly listed REITs	$11,040	$—	$—	$11,040
Real estate-related preferred securities	862	—	—	862
Real estate-related debt securities	—	10,908	—	10,908
Total	$11,902	$10,908	$—	$22,810
The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the consolidated balance sheets ($ in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes (1)	$161,015	$161,119	$136,715	$135,584
Total	$161,015	$161,119	$136,715	$135,584
_________
(1)The Company determined the estimated fair value of its properties’ mortgage notes using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates consider interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor and the time until maturity. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of September 30, 2025 and December 31, 2024, the carrying value of the properties’ mortgage notes disclosed above excludes unamortized deferred financing costs of $2.0 million and $1.8 million, respectively.
Recent Accounting Pronouncements
There were no recently issued or adopted accounting pronouncements during the nine months ended September 30, 2025 that are expected to materially impact the Company.
Note 3: Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2025	December 31, 2024
Buildings and improvements	$221,306	$158,570
Land	84,666	74,268
Total	305,972	232,838
Accumulated depreciation	(5,853)	(1,422)
Investment in real estate, net	$300,119	$231,416

The Company acquired the following properties during the nine months ended September 30, 2025 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Property Type	Acquisition Date	Purchase Price(1)
Oak Grove Shoppes	80%	1	Orlando, FL	Grocery-anchored shopping center	January 17, 2025	$40,181
Deer Valley Towne Center	99%	1	Phoenix, AZ	Community shopping center	August 1, 2025	34,033
		2				$74,214
_________
(1)Purchase price includes transaction costs and other acquisition-related adjustments.
The following table summarizes the purchase price allocation for the properties acquired during the nine months ended September 30, 2025 ($ in thousands):

Amount
Buildings and improvements	$61,798
Land	10,399
In-place lease intangibles	11,912
Below-market lease intangibles	(10,045)
Above-market lease intangibles	150
Total purchase price	$74,214
The weighted-average amortization periods for lease intangible assets and liabilities acquired in connection with the Company’s acquisitions during the nine months ended September 30, 2025 were as follows:

	In-place lease intangibles	Above-market lease intangibles	Below-market lease intangibles(1)
Weighted-average amortization periods (in years)	8.9	4.1	26.7
_________
(1)Amortization period assumes the exercise of any below-market lease options.
Note 4. Investments in Real Estate-Related Securities
As of September 30, 2025 and December 31, 2024, the Company’s investments primarily consist of real estate-related securities, including shares of common stock of publicly listed REITs, real estate-related preferred securities and real estate-related debt securities. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its consolidated balance sheets.

The following table summarizes the Company’s investments in real estate-related securities ($ in thousands):

	Equity Securities (1)	Debt Securities (1)	Total
Balance as of December, 31, 2024	$11,902	$10,908	$22,810
Additions	26,511	5,556	32,067
Disposals	(17,151)	(3,755)	(20,906)
Unrealized gains on changes in fair value of real estate-related securities, net	1,933	418	2,351
Realized gains on sale of real estate-related securities, net	433	58	491
Balance as of September 30, 2025	$23,628	$13,185	$36,813
_________
(1)Equity securities represent common stock of publicly traded REITs and real estate-related preferred securities. Debt securities represent real estate-related debt securities.
The following tables summarize the components of realized and unrealized gains from real estate-related securities, net during the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Unrealized gains, net	$541	$2,351
Realized gains, net	342	491
Dividend and interest income (1)	596	1,391
Total	$1,479	$4,233

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Unrealized gains, net	$265	$422
Realized gains, net	343	411
Dividend and interest income (1)	66	156
Total	$674	$989
_________
(1)Dividend and interest income earned on real estate-related securities are recorded as a component of realized and unrealized gains from real estate-related securities, net on the Company’s consolidated statements of operations.

Note 5: Intangibles
Lease intangibles are amortized over the remaining lease terms from which they were derived. As a result, the Company’s lease intangibles are being amortized from less than one year to fifty-nine years. The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease intangible assets
In-place lease	$48,798	$(10,288)	$38,510
Above-market lease	914	(261)	653
Total intangible assets	$49,712	$(10,549)	$39,163
Lease intangible liabilities
Below-market lease	(35,375)	1,843	(33,532)
Total intangible liabilities	$(35,375)	$1,843	$(33,532)

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease intangible assets
In-place lease	$37,352	$(3,769)	$33,583
Above-market lease	839	(147)	692
Total intangible assets	$38,191	$(3,916)	$34,275
Lease intangible liabilities
Below-market lease	(25,365)	406	(24,959)
Total intangible liabilities	$(25,365)	$406	$(24,959)
The estimated future amortization on the Company’s lease intangibles for each of the next five years and thereafter as of September 30, 2025 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Intangibles
2025 (remaining)	$2,480	$48	$(551)
2026	8,862	187	(2,165)
2027	7,493	149	(2,147)
2028	5,610	121	(2,081)
2029	3,876	64	(2,032)
Thereafter	10,189	84	(24,556)
	$38,510	$653	$(33,532)

Note 6: Other Assets and Liabilities
The following table summarizes the components of other assets ($ in thousands):

	September 30, 2025	December 31, 2024
Receivables - property	$2,558	$1,266
Leasing costs, net	881	—
Prepaid financing costs (1)	869	267
Straight-line rent receivable	784	115
Prepaid expenses	297	34
Receivables - real estate-related securities	202	244
Deposits and other pending acquisition costs	64	1,764
Other	14	213
Total	$5,669	$3,903
_________
(1)Costs paid in advance relate to future property-related financing. Such costs are not amortized until the related borrowing is made.
The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	September 30, 2025	December 31, 2024
Subscriptions received in advance	$7,475	$113
Accounts payable and accrued expenses	2,939	2,038
Real estate taxes payable	2,000	719
Accrued interest expense	790	275
Distribution payable (1)	790	558
Prepaid rent	732	482
Security deposits - property	547	292
Repurchase of common stock	105	—
Total	$15,378	$4,477
_________
(1)Included in distributions payable as of September 30, 2025 and December 31, 2024 are $0.3 million, representing distributions declared on shares held by the Advisor.

Note 7: Mortgage Notes
The following is a summary of the non-recourse mortgage notes secured by the Company’s properties ($ in thousands):

			Outstanding balance as of
Indebtedness	Interest Rate - Fixed	Maturity Date	September 30, 2025	December 31, 2024
Marketplace at Highland Village	6.13%	October 1, 2034	$23,155	$23,155
Des Peres Corners	6.02%	August 1, 2034	23,160	23,160
Village on Pooler Parkway	6.14%	October 1, 2034	20,400	20,400
Bridgepointe Shopping Center	5.69%	January 1, 2035	70,000	70,000
Oak Grove Shoppes	5.88%	February 1, 2032	24,300	—
Total loans secured by real estate			161,015	136,715
Deferred financing costs, net			(2,029)	(1,819)
Mortgage notes, net			$158,986	$134,896
The Company’s mortgage notes disclosed above are interest-only throughout their respective term, with balloon payments owed at maturity. The following table details the future principal payments due under the mortgage notes as of September 30, 2025 ($ in thousands):

Year	Mortgage Notes
2025 (remaining)	$—
2026	—
2027	—
2028	—
2029	—
Thereafter	161,015
Total future principal payments	$161,015
The Company is subject to various financial and operational covenants under certain of its mortgage notes. The Company was in compliance with all of its loan covenants as of September 30, 2025.
Note 8: Leases
Lessor
Income from fixed lease payments for operating leases is recognized on a straight-line basis over the non-cancelable term of the lease and is considered to be the fixed component of the operating leases. The variable components primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance and common area maintenance costs.
Lease income related to operating leases recognized and included in the consolidated statements of operations is as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease income — fixed	$5,949	$1,569	$16,675	$3,165
Lease income — variable	2,008	546	5,637	1,147
Total operating lease income (1)	$7,957	$2,115	$22,312	$4,312
_________
(1)The table above does not include above- and below-market intangible lease amortization of $0.4 million and $1.3 million for the three and nine months ended September 30, 2025, and $0.3 million and $0.5 million for the three and nine months ended September 30, 2024, respectively (see Note 5).

To the extent the Company has a significant concentration of revenues from any single tenant, the inability of that tenant to make its payment could have an adverse effect on the Company. There were no tenants that made up over 10% of the Company’s aggregate Annualized Base Rent (“ABR”) of September 30, 2025 or September 30, 2024.
The following table presents the undiscounted future minimum rents the Company expects to receive for its properties as of September 30, 2025 ($ in thousands):

Year	Future Minimum Rents
2025 (remaining)	$5,985
2026	23,877
2027	22,759
2028	19,959
2029	16,262
Thereafter	57,883
Total	$146,725
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
Pursuant to an Amended and Restated Expense Limitation and Reimbursement Agreement, by and between the Company and the Advisor (the “Expense Limitation and Reimbursement Agreement”), until the earlier of (1) December 31, 2026 or (2) the month that the Company’s aggregate net asset value is at least $750.0 million (the “Limitation Period”), the Advisor has contractually agreed to waive its fees and/or reimburse expenses on the Company’s behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized or, if a lower expense limit is then in effect, such lower limit). The Company has agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that the Company will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to the Limitation Period without the consent of the Board, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to the Company’s operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor). During the three and nine months ended September 30, 2025, the Company incurred general and administrative expenses (other than stock compensation expense) of approximately $0.4 million and $1.7 million, respectively. Pursuant to the Expense Limitation and Reimbursement Agreement, $0.1 million and $1.0 million of these expenses for the three and nine months ended September 30, 2025 were reimbursable by the Advisor as they were considered Specified Expenses that exceeded 0.50% of net assets (annualized) and are thus not recognized on the Company’s consolidated statements of operations. As of September 30, 2025, the Due from affiliate amount of $22 thousand represents amounts yet to be reimbursed by the Advisor to the Company. The Company recorded stock compensation expense of $47 thousand and $126 thousand during the three and nine months ended September 30, 2025, respectively, which reflects the amortization of the restricted share awards granted to the independent directors.

The Company incurred general and administrative expenses (other than stock compensation expense) of approximately $4.9 million from February 21, 2023 (the date the registration statement for the Offering was declared effective by the SEC) through September 30, 2025. Pursuant to the Expense Limitation and Reimbursement Agreement, approximately $3.9 million of these expenses are reimbursable by the Advisor and are thus not reflected as general and administrative expenses in the Company’s consolidated statements of operations since it is not probable (as of September 30, 2025) that the Company’s Specified Expenses will be less than 0.50% of net assets (annualized) within three years after the month in which the Specified Expenses were incurred and deemed reimbursable.
The Dealer Manager serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company has entered into an agreement (the “Dealer Manager Agreement”) with the Dealer Manager in connection with the Offering. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to Class T, Class S, Class D, Class F-T, Class F-S, Class F-D, Class R-S, and Class M-S shares distributed in the Offering shall survive until such shares are no longer outstanding (including if such shares are converted into Class I and Class F-I shares).
The following table details the upfront selling commissions, dealer manager fees, investment professional stockholder servicing fees and dealer stockholder servicing fees for each applicable share class sold in the Offering and the Private Placement Shares sold in the Company’s private offering. No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class P shares, Class B shares, Class M-I shares, Class R-I shares, Class I shares or Class F-I shares or shares of any class sold pursuant to the Company’s distribution reinvestment plan.

	Selling commissions and dealer manager fees (% of transaction price)	Stockholder servicing fee (% of NAV)(1)
Class T Shares	up to 3.5%	0.85%
Class S Shares	up to 3.5%	0.85%
Class D Shares	up to 1.5%	0.25%
Class I Shares	—	—
Class F-T Shares	up to 3.5%	0.85%
Class F-S Shares	up to 3.5%	0.85%
Class F-D Shares	up to 1.5%	0.25%
Class F-I Shares	—	—
Class P Shares	—	—
Class M-I Shares	—	—
Class M-S Shares	up to 3.5%	0.85%
Class R-I Shares	—	—
Class R-S Shares	up to 1.5%	0.85%
Class B Shares	—	—
_________
(1)Class T share percentage consists of an investment professional stockholder servicing fee of 0.65% per annum and a dealer stockholder servicing fee of 0.20% per annum.
The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class F-S share, Class T share, Class F-T share, Class D share or Class F-D share sold in the primary Offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% of the gross proceeds from the sale of such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class T, Class F-T, Class S, Class F-S, Class D, Class F-D, Class R-S and Class M-S shares are sold during the primary Offering. There will not be a stockholder servicing fee with respect to Class P, Class B, Class R-I, Class M-I, Class I or Class F-I shares.

Due to Affiliate
The following table details the Company’s expenses that are due to its Advisor or its affiliates ($ in thousands):

	September 30, 2025	December 31, 2024
Organization and offering costs	$10,378	$8,413
Management fees	156	—
Accrued performance participation allocation	39	7
Total	$10,573	$8,420
Organization and Offering Costs
The Advisor has agreed to advance all organization and offering expenses (including legal, accounting and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through the earlier of (i) December 31, 2026 or (ii) the month that the Company’s aggregate NAV is at least $750.0 million. The Company will reimburse the Advisor for all such advanced expenses ratably over a 60-month period following such date.
The Advisor and its affiliates had incurred organization and offering expenses as of September 30, 2025 and December 31, 2024 of approximately $10.4 million and $8.4 million, respectively, on the Company’s behalf.
Management Fees
Certain affiliates of the Company, including the Advisor, receive fees and compensation in connection with the ongoing management of the assets of the Company. The Advisor is paid a management fee equal to 1.25% of NAV per annum, payable monthly, on Class T shares, Class S shares, Class D shares, Class I shares, Class R-I shares, Class R-S shares, Class M-I shares and Class M-S shares, 1.10% of NAV per annum, payable monthly, on Class B shares, 1.00% of NAV per annum, payable monthly, on Class F-T shares, Class F-S shares, Class F-D shares and Class F-I shares, and is paid a management fee equal to 0.90% of NAV per annum, payable monthly, on Class P shares (lower management fees will apply if amounts invested in Class P shares exceed certain thresholds, calculated excluding the amounts invested by Cohen & Steers). The management fee waiver period for Class P shares ended on January 31, 2025, and for Class T shares, Class S shares, Class D shares, Class I shares, Class F-T shares, Class F-S shares, Class F-D shares and Class F-I shares ended on April 30, 2025. The management fee will be paid, at the Advisor’s election, in cash, Class P shares or Class I shares or Class P units or Class I units of CNSREIT OP.
During the three and nine months ended September 30, 2025, the Company incurred management fees of $0.5 million and $1.2 million, respectively, which the Advisor has elected to receive in cash. The Company incurred no management fee expense during the three and nine months ended September 30, 2024.

Accrued Performance Participation Allocation
The Special Limited Partner holds a performance participation interest in CNSREIT OP that entitles it to receive an allocation from CNSREIT OP equal to 10% of the annual Total Return, subject to a 6% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as is defined in the prospectus). Such allocation will be measured on a calendar year basis, accrued monthly and paid annually. The performance participation interest will not be paid on Class P, Class B, Class R-I and Class R-S shares. The performance participation interest will be paid, at the Special Limited Partner’s election, in cash or CNSREIT OP units.
During the three and nine months ended September 30, 2025, the Company accrued $14 thousand and $39 thousand of performance participation allocation, respectively. During the three and nine months ended September 30, 2024, the Company accrued $2 thousand and $4 thousand of performance participation allocation, respectively.

Note 10: Share Based Payments
The following table summarizes the grants, vesting and forfeitures of restricted common stock during the nine months ended September 30, 2025 ($ in thousands):

Restricted Shares	Shares	Grant Date Fair Value
Outstanding as of December 31, 2024	18,132	$187
Granted	16,776	187
Vested	(18,132)	(187)
Forfeiture	—	—
Outstanding as of September 30, 2025	16,776	$187
Restricted Share Awards
The Company grants restricted Class I shares to its independent directors in accordance with its independent director compensation policy. On June 3, 2024, the Company granted 6,044 restricted Class I shares to each of its three independent directors. The shares, including any unvested shares granted under the distribution reinvestment plan, vested and became non-forfeitable on the one-year anniversary of the grant date. On July 1, 2025 the Company granted 5,592 restricted Class I shares to each of its three independent directors. Such shares, including any unvested shares issued under the distribution reinvestment plan, will vest and become non-forfeitable on the one-year anniversary of the grant date.
The Company recorded stock compensation expense of $47 thousand during both the three months ended September 30, 2025 and 2024, and $126 thousand and $95 thousand during the nine months ended September 30, 2025 and 2024, respectively, which reflected the amortization of the restricted share awards granted to the independent directors and was included in general and administrative expense in the consolidated statements of operations.
Note 11: Equity
Authorized Capital
As of September 30, 2025 and December 31, 2024, the Company was authorized to issue up to 3.4 billion shares and 2.9 billion shares, respectively, consisting of the following:

		September 30, 2025		December 31, 2024
Classification	Par Value per Share	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Preferred Stock	$0.01	100,000,000	—	100,000,000	—
Class P Shares	$0.01	800,000,000	16,939,571	800,000,000	12,729,019
Class T Shares	$0.01	80,000,000	—	80,000,000	—
Class S Shares	$0.01	800,000,000	—	800,000,000	—
Class D Shares	$0.01	160,000,000	—	160,000,000	—
Class I Shares	$0.01	600,000,000	83,239	600,000,000	60,906
Class F-T Shares	$0.01	20,000,000	—	20,000,000	—
Class F-S Shares	$0.01	200,000,000	—	200,000,000	—
Class F-D Shares	$0.01	40,000,000	—	40,000,000	—
Class F-I Shares	$0.01	100,000,000	1,127,169	100,000,000	22,394
Class B Shares	$0.01	38,000,000	—	—	—
Class R-I Shares	$0.01	45,000,000	—	—	—
Class R-S Shares	$0.01	45,000,000	—	—	—
Class M-I Shares	$0.01	180,000,000	—	—	—
Class M-S Shares	$0.01	240,000,000	—	—	—
Total		3,448,000,000	18,149,979	2,900,000,000	12,812,319

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock:

	Class I	Class F-I	Class P	Total
Beginning balance, December 31, 2024	60,906	22,394	12,729,019	12,812,319
Common stock issued	—	61,734	3,618,080	3,679,814
Distribution reinvestment	423	395	79,315	80,133
Ending balance, March 31, 2025	61,329	84,523	16,426,414	16,572,266
Common stock issued	19,043	809,523	247,511	1,076,077
Distribution reinvestment	1,319	3,601	105,955	110,875
Repurchase of common stock	—	—	(41,474)	(41,474)
Ending balance, June 30, 2025	81,691	897,647	16,738,406	17,717,744
Common stock issued	891	218,851	115,518	335,260
Distribution reinvestment	657	10,671	106,529	117,857
Repurchase of common stock	—	—	(20,882)	(20,882)
Ending balance, September 30, 2025	83,239	1,127,169	16,939,571	18,149,979
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders in certain states or clients of certain participating broker-dealers will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Stockholders in certain states and clients of certain participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of common stock. The per-share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price at the time the distribution is payable (which will generally be equal to the Company’s prior month’s NAV per share). Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares, Class D shares, Class F-T shares, Class F-S shares, Class F-D shares, Class R-S shares and Class M-S shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. Shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as shares purchased in the Offering.
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

The following tables present the aggregate distributions per share declared for each applicable class of common stock:

	Three Months Ended September 30, 2025
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.1305	$—	$0.1305
Class F-I Common Stock	$0.1305	$—	$0.1305
Class P Common Stock	$0.1305	$—	$0.1305

	Nine Months Ended September 30, 2025
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.3915	$—	$0.3915
Class F-I Common Stock	$0.3915	$—	$0.3915
Class P Common Stock	$0.3915	$—	$0.3915
_________
(1)Stockholder servicing fees only apply to Class F-T, Class F-S, Class F-D, Class T, Class S, Class D, Class R-S, and Class M-S shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time Class F-T, Class F-S, Class F-D, Class T, Class S, Class D, Class R-S, and Class M-S shares are sold. As of September 30, 2025, the Company had not sold any Class F-T, Class F-S, Class F-D, Class T, Class S, Class D, Class R-S, and Class M-S shares and therefore, had not incurred any stockholder servicing fees.
For the three and nine months ended September 30, 2025 the Company declared distributions of $2.4 million and $6.6 million, respectively. For the three and nine months ended September 30, 2024, the Company declared distributions of $0.8 million and $1.0 million, respectively.
Share Repurchases
The Company has adopted a share repurchase plan whereby, on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of all share classes will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, except for shares that have not been outstanding for at least one year (or for certain Private Placement Shares, two years) would be repurchased at 95% of the transaction price (subject to certain exceptions). If the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis after the Company has repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
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

During the three and nine months ended September 30, 2025, the Company repurchased a total of 20,882 and 62,356 of Class P shares for a total of $0.2 million and $0.7 million, respectively. As of September 30, 2025, $0.1 million of the repurchase amount remained payable. The Company had no unfulfilled repurchase requests as of September 30, 2025. There were no repurchase requests during the three and nine months ended September 30, 2024 and, accordingly the Company did not repurchase any shares of common stock pursuant to its share repurchase plan.
Note 12: Segment Reporting
The Company operates in two operating and reportable segments: Real Estate and Real Estate-Related Securities. The chief operating decision makers allocate resources and evaluate results based off the performance of each segment individually. These are operating segments that are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and chief financial officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the segment net operating income. The chief operating decision makers also use segment net operating income (a measure of segment profit and loss) and its components to monitor budget versus actual results, perform variance analysis of current results to prior period results and forecast future performance.
The following table sets forth the total assets by segment as of September 30, 2025 ($ in thousands):

Segment	September 30, 2025	December 31, 2024
Real estate	$351,268	$274,817
Real estate-related securities	37,464	23,953
Total reportable segment assets	$388,732	$298,770
Reconciliation to consolidated total assets:
Other (corporate)	11,288	2,333
Total assets	$400,020	$301,103

The following table provides the total financial results by segment for the three months ended September 30, 2025 ($ in thousands):

	Three Months Ended September 30, 2025
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$8,376	$—	$8,376
Total revenues	8,376	—	8,376

Property operating (1)	(2,820)	—	(2,820)
Realized and unrealized gains from real estate-related securities, net	—	1,479	1,479
Other income	54	72	126
Segment net operating income	$5,610	$1,551	$7,161
Depreciation and amortization			$(4,177)
Other income			70
General and administrative			(300)
Management fees			(473)
Interest expense			(2,430)
Performance participation allocation			(14)
Organization expenses			—
Net income (loss)			$(163)
Net income (loss) attributable to non-controlling interests			74
Net income (loss) attributable to common stockholders			$(237)
_________
(1)Property operating expenses include real estate taxes, routine repairs and maintenance expenses, property management fees, insurance expenses and other property-level expenses. Such expenses are not provided regularly to the Company’s chief operating decision makers.

The following table provides the total financial results by segment for the three months ended September 30, 2024 ($ in thousands):

	Three Months Ended September 30, 2024
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$2,366	$—	$2,366
Total revenues	2,366	—	2,366

Property operating (1)	(775)	—	(775)
Realized and unrealized gains from real estate-related securities, net	—	674	674
Other income	26	1	27
Segment net operating income	$1,617	$675	$2,292
Depreciation and amortization			$(1,429)
Other income			53
General and administrative			(129)
Management fees			—
Interest expense			(414)
Performance participation allocation			(2)
Organization expenses			—
Net income (loss)			$371
Net income (loss) attributable to non-controlling interests			(20)
Net income (loss) attributable to common stockholders			$391
_________
(1)Property operating expenses include real estate taxes, routine repairs and maintenance expenses, property management fees, insurance expenses and other property-level expenses. Such expenses are not provided regularly to the Company’s chief operating decision makers.

The following table provides the total financial results by segment for the nine months ended September 30, 2025 ($ in thousands):

	Nine Months Ended September 30, 2025
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$23,597	$—	$23,597
Total revenues	23,597	—	23,597

Property operating (1)	(7,939)	—	(7,939)
Realized and unrealized gains from real estate-related securities, net	—	4,233	4,233
Other income	166	79	245
Segment net operating income	$15,824	$4,312	$20,136
Depreciation and amortization			$(11,453)
Other income			509
General and administrative			(823)
Management fees			(1,171)
Interest expense			(7,227)
Performance participation allocation			(39)
Organization expenses			—
Net income (loss)			$(68)
Net income (loss) attributable to non-controlling interests			285
Net income (loss) attributable to common stockholders			$(353)
_________
(1)Property operating expenses include real estate taxes, routine repairs and maintenance expenses, property management fees, insurance expenses and other property-level expenses. Such expenses are not provided regularly to the Company’s chief operating decision makers.

The following table provides the total financial results by segment for the nine months ended September 30, 2024 ($ in thousands):

	Nine Months Ended September 30, 2024
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$4,788	$—	$4,788
Total revenues	4,788	—	4,788

Property operating (1)	(1,652)	—	(1,652)
Realized and unrealized gains from real estate-related securities, net	—	989	989
Other income	49	6	55
Segment net operating income	$3,185	$995	$4,180
Depreciation and amortization			$(3,109)
Other income			132
General and administrative			(284)
Management fees			—
Interest expense			(414)
Performance participation allocation			(4)
Organization expenses			(1,852)
Net income (loss)			$(1,351)
Net income (loss) attributable to non-controlling interests			36
Net income (loss) attributable to common stockholders			$(1,387)
_________
(1)Property operating expenses include real estate taxes, routine repairs and maintenance expenses, property management fees, insurance expenses and other property-level expenses. Such expenses are not provided regularly to the Company’s chief operating decision makers.
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

Fundraising
As part of the Offering, subsequent to September 30, 2025, and through November 12, 2025, the Company issued and sold shares of our common stock (consisting of Class I shares and Class F-I shares) for gross proceeds of $2.6 million, including shares issued pursuant to our distribution reinvestment plan.
Subsequent to September 30, 2025, and through November 12, 2025, as part of the private offering of its Class P shares, the Company issued and sold shares for gross proceeds of $7.0 million, including shares issued pursuant to its distribution reinvestment plan.
Financing
On October 28, 2025, the Company obtained a $18.9 million loan, secured by the Deer Valley Towne Center, which was acquired in August 2025 through the Company’s existing programmatic joint venture with The Sterling Organization, LLC. The loan has a fixed interest rate of 5.31% and is interest-only with a 5-year term.
Investing
On October 30, 2025, the Company and Phillips Edison & Company (“PECO”) closed on the acquisition of Rio Hill Shopping Center, a grocery-anchored open-air shopping center in Charlottesville, Virginia. The acquisition was made through a programmatic joint venture with PECO, a venture in which the Company has an 80% interest. The acquisition was made at a $52.9 million purchase price, subject to closing costs and customary prorations. The acquisition was partially financed with a $33.3 million, 7-year fixed-rate loan. The loan has a fixed interest rate of 5.38% and is interest-only throughout the term.

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

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2024. We own substantially all of our assets through the Operating Partnership, of which we are the sole general partner.
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
The Company is also conducting a private offering of its Class P, Class B, Class R-I, Class R-S, Class M-I and Class M-S shares (the “Private Placement Shares”) to Cohen & Steers and its affiliates (for Class P shares only) and certain persons that are accredited investors, as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. Certain of the Private Placement Shares are not subject to upfront selling commissions, dealer manager fees, stockholder servicing fees and/or performance participation. The Private Placement Shares sold in the Company’s private offering are not being offered to the public. In addition to its $0.2 million investment in Class I shares, Cohen & Steers has committed to invest $124.8 million through the Advisor in Class P shares for an aggregate investment of $125.0 million. As of September 30, 2025, the Company has issued and sold Class P shares for gross proceeds of $182.7 million, which includes shares issued to the Advisor for gross proceeds of $75.1 million. The Company can call the remaining $49.7 million of the Advisor’s $124.8 million commitment to purchase Class P shares at any time. As of September 30, 2025, the Company has not received any gross proceeds from the sale of Class B, Class R-I, Class R-S, Class M-I or Class M-S shares.
We have contributed and intend to contribute the net proceeds from the Offering and our private offering to the Operating Partnership in respect of a corresponding number of Class T, Class S, Class D, Class I, Class F-T, Class F-S, Class F-D, Class F-I, Class P, Class B, Class M-I, Class M-S, Class R-I and Class R-S units of the Operating Partnership. The Operating Partnership uses the net proceeds received from us to make investments and pay fees and expenses attributable to our operations in accordance with our investment strategy and policies.
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in our prospectus.
Q3 Highlights
Capital Raising
•We raised net proceeds of $2.5 million from the Offering during the three months ended September 30, 2025, including shares issued through our distribution reinvestment plan.

•We raised net proceeds of $2.3 million from our private offering of Class P shares during the three months ended September 30, 2025, including shares issued through our distribution reinvestment plan.
Investments
•On August 1, 2025, we completed the purchase of a community shopping center in Phoenix, Arizona, commonly known as Deer Valley Towne Center, through our existing programmatic joint venture with The Sterling Organization, LLC. Through our ownership interest in the joint venture, we indirectly own a 99% interest in the property. The total purchase price was $34.0 million.

Operating Results

•We declared monthly distributions totaling $2.4 million during the three months ended September 30, 2025.

Portfolio
Investments in Real Estate
The following table provides information regarding our real estate properties as of September 30, 2025:

Investment	Ownership Interest	Number of Properties	Location	Property Type	Acquisition Date	Sq. Feet (in thousands)	Occupancy
Marketplace at Highland Village	99%	1	Dallas, TX	Community shopping center	January 22, 2024	205	94%
Des Peres Corners	80%	1	St. Louis, MO	Grocery-anchored shopping center	July 25, 2024	121	88%
Village on Pooler Parkway	99%	1	Savannah, GA	Community shopping center	September 18, 2024	142	100%
Bridgepointe Shopping Center	99%	1	San Mateo, CA	Community shopping center	December 20, 2024	227	100%
Oak Grove Shoppes	80%	1	Orlando, FL	Grocery-anchored shopping center	January 17, 2025	142	91%
Deer Valley Towne Center	99%	1	Phoenix, AZ	Community shopping center	August 1, 2025	159	94%
		6				996

The following table details the expiring leases at our real estate properties by annualized base rent as of September 30, 2025 ($ in thousands):

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of total Annualized Base Rent Expiring
2025 (remaining)	1	$99	—
2026	8	601	3%
2027	9	2,113	9%
2028	13	2,534	11%
2029	29	5,596	25%
2030	13	2,512	11%
2031	6	626	3%
2032	8	1,855	8%
2033	14	2,145	9%
2034	9	2,445	11%
Thereafter	8	2,202	10%
Total	118	$22,728	100%
_________
(1)Annualized base rent (“ABR”) represents the annualized monthly contractual base rent for our properties as of September 30, 2025. ABR is presented on a pro-rata ownership basis.

Investments in Real Estate-Related Securities
The following table details our investments in real estate-related securities as of September 30, 2025 ($ in thousands):

	September 30, 2025
Type of Real Estate-Related Securities	Cost Basis	Fair Value
Common stock of publicly listed REITs	$21,321	$22,666
Real estate-related debt securities	12,873	13,185
Real estate-related preferred securities	932	962
Total Investments in real estate-related securities	$35,126	$36,813
Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rental revenue	$8,376	$2,366	$23,597	$4,788
Total revenues	8,376	2,366	23,597	4,788
Expenses
Property operating	2,820	775	7,939	1,652
General and administrative	300	129	823	284
Organization expenses	—	—	—	1,852
Management fees	473	—	1,171	—
Performance participation allocation	14	2	39	4
Depreciation and amortization	4,177	1,429	11,453	3,109
Total expenses	7,784	2,335	21,425	6,901
Other income (expense), net
Realized and unrealized gains from real estate-related securities, net	1,479	674	4,233	989
Interest expense	(2,430)	(414)	(7,227)	(414)
Other income	196	80	754	187
Total other income (expense), net	(755)	340	(2,240)	762
Net income (loss)	$(163)	$371	$(68)	$(1,351)
Net income (loss) attributable to non-controlling interests	74	(20)	285	36
Net income (loss) attributable to common stockholders	$(237)	$391	$(353)	$(1,387)
Net income (loss) per share of common stock - basic	$(0.01)	$0.06	$(0.02)	$(0.27)
Net income (loss) per share of common stock - diluted	$(0.01)	$0.06	$(0.02)	$(0.27)
Weighted-average shares of common stock outstanding
Basic	17,964	6,100	16,679	5,048
Diluted	17,964	6,103	16,679	5,048

Rental Revenue, Property Operating Expenses, Depreciation and Amortization
The increase in rental revenues, property operating expenses and depreciation and amortization for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, was primarily attributable to the expanded portfolio. The current quarter’s results include operations from four acquisitions in 2024 and two in the current year, whereas the comparable period in 2024 included operational results from three acquisitions, of which two were acquired during the three months ended September 30, 2024.
General and Administrative Expenses
The increase in general and administrative expenses for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, was primarily attributable to higher professional fees and higher net assets. The increase in net assets led to an increase in the expenses that the Company could absorb under the expense reimbursement agreement with the Advisor.
Other Income (Expense), Net
The decrease in other income (expense), net for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, was primarily attributable to interest expense on property level financing, and is partially offset by gains and losses, interest and dividend income from a larger securities portfolio.
Net income (loss) attributable to non-controlling interests
The increase in the net income attributable to non-controlling interests for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, was primarily attributable to operating results from the six properties in our portfolio, all of which are held through joint ventures.
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
The following table presents a reconciliation of net income (loss) attributable to common stockholders under GAAP to FFO, AFFO and FAD ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$(237)	$391	$(353)	$(1,387)
Adjustments to arrive at FFO:
Depreciation and amortization	4,177	1,429	11,453	3,109
Amount attributable to non-controlling interests for above adjustments	(214)	(91)	(634)	(107)
FFO attributable to common stockholders	$3,726	$1,729	$10,466	$1,615
Adjustments to arrive at AFFO:
Straight-line rental income	(239)	(22)	(668)	(47)
Amortization of deferred financing costs	60	10	178	10
Unrealized gains from real estate-related securities, net	(541)	(265)	(2,351)	(422)
Organization expenses	—	—	—	1,852
Amortization of restricted share grants	47	47	126	95
Amortization of above and below-market lease intangibles	(417)	(251)	(1,283)	(476)
Performance participation allocation	14	—	39	—
Amount attributable to non-controlling interests for above adjustments	38	13	103	15
AFFO attributable to common stockholders	$2,688	$1,261	$6,610	$2,642
Adjustments to arrive at FAD:
Recurring tenant improvements and leasing commissions (1)	(720)	(6)	(1,798)	(129)
Amount attributable to non-controlling interests for above adjustments	140	1	294	2
FAD attributable to common stockholders	$2,108	$1,256	$5,106	$2,515
_________
(1)Recurring tenant improvements and leasing commissions are generally related to second-generation leases and other capital expenditures required to maintain our real property investments. Other capital expenditures exclude projects that we believe will enhance the value of our investments.
Net Asset Value
We calculate NAV per share in accordance with the valuation guidelines approved by our Board.

Please refer to “Net Asset Value Calculation and Valuation Guidelines” in our prospectus for important information about how our NAV is determined. The Advisor is ultimately responsible for determining our NAV.
The following table provides a breakdown of the major components of our total NAV as of September 30, 2025 ($ and shares in thousands):

Components of NAV	September 30, 2025
Investment in real estate	$333,036
Investment in real estate-related securities	36,813
Cash and cash equivalents	9,269
Restricted cash	8,965
Other assets	4,027
Dividends payable	(790)
Other liabilities	(7,994)
Subscriptions received in advance	(7,475)
Mortgage notes, net of deferred financing costs	(159,090)
Accrued performance participation allocation	(39)
Management fee payable	(156)
Non-controlling interests in joint ventures	(8,729)
Net asset value	$207,837
Number of outstanding shares of common stock	18,150
The following table provides a breakdown of our total NAV and NAV per share of common stock by class as of September 30, 2025 ($ and shares in thousands, except per share data):

NAV per share	Class I	Class F-I	Class P (1)	Total
Net asset value	$933	$12,396	$194,508	$207,837
Number of outstanding shares	83	1,127	16,940	$18,150
NAV Per Share as of September 30, 2025	$11.21	$11.00	$11.48
________
(1)Class P shares are not sold as a part of our public offering.
Consistent with our disclosure in the Prospectus regarding our NAV calculation, our investments in real estate are initially valued at cost. Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2025 valuation of our investments in real estate:

Property Type	Discount Rate	Exit Capitalization Rate
Community shopping center	8.02%	6.95%
Grocery-anchored shopping center	8.25%	6.88%

These assumptions are determined by our independent valuation advisor and reviewed by the Advisor. A change in these assumptions would impact the calculation of the value of our investments in real estate. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investments in real estate value:

Input	Hypothetical Change	Community Shopping Center Values	Grocery-Anchored Shopping Center Values
Discount Rate	0.25% decrease	1.62%	1.94%
(weighted average)	0.25% increase	(1.62)%	(1.70)%
Exit Capitalization Rate	0.25% decrease	2.08%	2.19%
(weighted average)	0.25% increase	(2.03)%	(1.94)%
The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	September 30, 2025
Stockholders’ equity under GAAP	$174,020
Adjustments:
Advanced organization and offering costs(1)	10,378
Unrealized real estate and mortgage debt appreciation, net(2)	10,336
Accumulated depreciation and amortization(3)	13,844
Straight-line rent adjustment(4)	(741)
NAV	$207,837
_________
The following details the adjustments to reconcile GAAP stockholders’ equity to our NAV:
(1)The Advisor has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting and other expenses attributable to our organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the earlier of (i) December 31, 2026 or (ii) the month that our aggregate NAV is at least $750 million. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months following such date. After the earlier of (i) December 31, 2026 or (ii) the month that our aggregate NAV is at least $750 million, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction of NAV as they are reimbursed to the Advisor.
(2)Our investments in real estate are presented at historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes are presented at their carrying value in our GAAP consolidated financial statements. As such, any changes in the fair market values of our investments in real estate and our mortgage notes are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our mortgage note liabilities are recorded at fair value.
(3)In accordance with GAAP, we depreciate our investments in real estate and amortize certain other lease intangible assets and liabilities. Such depreciation and amortization are not recorded for the purposes of calculating NAV.
(4)We record straight-line rent in accordance with GAAP. Any resulting straight-line rent receivable or liability is excluded for purposes of determining our NAV.

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
We will reimburse the Advisor for certain out-of-pocket expenses in connection with our operations. The Advisor has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting and other expenses attributable to our organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the earlier of (i) December 31, 2026 or (ii) the month that our aggregate NAV is at least $750 million. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months following such date. As of September 30, 2025, the Advisor had incurred approximately $10.4 million of organization and offering expenses on our behalf.
Pursuant to an Amended and Restated Expense Limitation and Reimbursement Agreement, by and between the Company and the Advisor (the “Expense Limitation and Reimbursement Agreement”), until the earlier of (1) December 31, 2026 or (2) the month that the Company’s aggregate net asset value is at least $750.0 million (the “Limitation Period”), the Advisor has contractually agreed to waive its fees and/or reimburse expenses on our behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). We agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that the we will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to the Limitation Period without the consent of our Board, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to the our operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by us), (vii) taxes and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor).
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”), beginning with our taxable year ended December 31, 2024. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.
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
As of November 12, 2025, approximately $49.7 million of the Advisor’s $124.8 million commitment to purchase Class P shares remains outstanding. We may call all or a portion of this commitment at any time.
The Company’s mortgage notes disclosed above are interest-only throughout their respective term, with balloon-payments owed at maturity. The following table provides a summary of the fixed-rate mortgage note indebtedness of the Company’s properties as of September 30, 2025 and December 31, 2024 ($ in thousands):

			Outstanding balance as of
Indebtedness	Interest Rate - Fixed	Maturity Date	September 30, 2025	December 31, 2024
Marketplace at Highland Village	6.13%	10/1/2034	$23,155	$23,155
Des Peres Corners	6.02%	8/1/2034	23,160	23,160
Village on Pooler Parkway	6.14%	10/1/2034	20,400	20,400
Bridgepointe Shopping Center	5.69%	1/1/2035	70,000	70,000
Oak Grove Shoppes	5.88%	2/1/2032	24,300	—
Total loans secured by real estate			161,015	136,715
Deferred financing costs, net			(2,029)	(1,819)
Mortgage notes, net			$158,986	$134,896
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

Nine Months Ended September 30, 2025
Cash flows provided by operating activities	$8,297
Cash flows used in investing activities	(84,685)
Cash flows provided by financing activities	86,118
Net increase in cash and cash equivalents	$9,730
Cash flows provided by operating activities were approximately $8.3 million for the nine months ended September 30, 2025, primarily as a result of income generated from our investments in real estate and real estate-related securities.
Cash flows used in investing activities were $84.7 million for the nine months ended September 30, 2025, primarily due to our acquisitions of real estate and purchases of real estate-related securities.
Cash flows provided by financing activities were $86.1 million for the nine months ended September 30, 2025, primarily due to $56.0 million of proceeds from the issuance of common stock and $24.3 million of proceeds from property level financing.
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

The following tables detail the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended September 30, 2025
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.1305	$—	$0.1305
Class F-I Common Stock	$0.1305	$—	$0.1305
Class P Common Stock	$0.1305	$—	$0.1305

	Nine Months Ended September 30, 2025
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.3915	$—	$0.3915
Class F-I Common Stock	$0.3915	$—	$0.3915
Class P Common Stock	$0.3915	$—	$0.3915
_________
(1)Stockholder servicing fees only apply to Class F-T, Class F-S, Class F-D, Class T, Class S, Class D, Class R-S, and Class M-S shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time Class F-T, Class F-S, Class F-D, Class T, Class S, Class D, Class R-S, and Class M-S shares are sold. As of September 30, 2025, we had not sold any Class F-T, Class F-S, Class F-D, Class T, Class S, Class D, Class R-S, and Class M-S shares and therefore, had not incurred any stockholder servicing fees.
The following tables summarize our distributions declared and paid on our shares of common stock ($ in thousands):

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash (1)	$1,446	62%	$380	49%
Reinvested in shares	904	38%	388	51%
Total distributions	$2,350	100%	$768	100%
Source of Distributions
Cash flows from operating activities	$2,350	100%	$768	100%
Total sources of distributions(2)	$2,350	100%	$768	100%
AFFO	$2,688		$1,261
FAD	$2,108		$1,256
_________
(1)Represents $0.7 million in distributions declared and paid in cash during the three months ended September 30, 2025, and $0.8 million and $0.3 million in distributions that were declared but unpaid as of September 30, 2025 and September 30, 2024, respectively.

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash (1)	$3,363	51%	$380	49%
Reinvested in shares	3,217	49%	388	51%
Total distributions	$6,580	100%	$768	100%
Source of Distributions
Cash flows from operating activities	$6,580	100%	$768	100%
Total sources of distributions(2)	$6,580	100%	$768	100%
AFFO	$6,610		$2,642
FAD	$5,106		$2,515
_________
(1)Represents $2.6 million in distributions declared and paid in cash during the nine months ended September 30, 2025, and $0.8 million and $0.3 million in distributions that were declared but unpaid as of September 30, 2025 and September 30, 2024, respectively.
(2)During the nine months ended September 30, 2025 and 2024, we received cash flows from operating activities in the amounts of $8.3 million and $3.8 million, respectively.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. There have been no material changes to our Critical Accounting Policies, including significant accounting policies that we believe are the most affected by our judgment, estimates and assumptions, which are described in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not involved in any material legal proceedings.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered sales of equity securities
During the three months ended September 30, 2025, the Company issued an aggregate of 115,518 Class P shares of its common stock in private placement transactions to accredited investors. The shares were issued at prices ranging from $11.46 to $11.52 per share, resulting in gross proceeds of approximately $1.3 million. The offer and sale of these shares was exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) and Regulation D promulgated thereunder.

Use of Proceeds
On February 21, 2023, our Registration Statement on Form S-11 (File No. 333-269416) for the Offering was declared effective under the Securities Act. The transaction price for each class of our common stock is determined monthly and is made available on our website, www.cnsreit.com, and in prospectus supplement filings.
The Company raised gross proceeds of $2.4 million from the Offering during the three months ended September 30, 2025.
As of September 30, 2025, we have primarily used the proceeds from the Offering and the unregistered sales of our Class P shares toward the acquisition of $319.7 million in real estate and for investments of $36.8 million in real estate-related securities, net of proceeds from sales of such securities. In addition to the net proceeds from the Offering, we financed our investments with $161.0 million from mortgage notes.
Share Repurchases
The Company has adopted a share repurchase plan whereby, on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of all share classes will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, except for shares that have not been outstanding for at least one year (or for certain Private Placement Shares, two years) would be repurchased at 95% of the transaction price (subject to certain exceptions). In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis after the Company has repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

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
During the three months ended September 30, 2025, we repurchased Class P shares in the following amounts:

Month of	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
July 2025	11,740	$11.47	11,740	0.07%	—
September 2025	9,142	$11.52	9,142	0.05%	—
Total	20,882	$11.49	20,882	N/M	—
_________
(1)     Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding in such class, in each case, based on the NAV as of the last calendar day of the prior month.
(2)     All repurchase requests under our share repurchase plan were satisfied.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1
Second Articles of Amendment and Restatement of Cohen & Steers Income Opportunities REIT, Inc. (filed as Exhibit 3.1 to the Registrant’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed on September 21, 2023 and incorporated by reference herein)

3.2	Articles of Amendment, dated September 9, 2025 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2025 and incorporated by reference herein)
3.3	Articles Supplementary, dated September 9, 2025 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2025 and incorporated by reference herein)
3.4
Second Amended and Restated Bylaws of Cohen & Steers Income Opportunities REIT, Inc. (filed as Exhibit 3.2 to the Registrant’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed on September 21, 2023 and incorporated by reference herein)

4.1	Share Repurchase Plan, effective September 9, 2025 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2025 and incorporated by reference herein)
4.2	Distribution Reinvestment Plan, dated September 9, 2025 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2025 and incorporated by reference herein)
10.1
Amended and Restated Expense Limitation and Reimbursement Agreement, dated September 9, 2025, by and between Cohen & Steers Income Opportunities REIT, Inc. and Cohen & Steers Capital Management, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2025 and incorporated by reference herein)

10.2
Second Amended and Restated Advisory Agreement, dated September 9, 2025, by and between Cohen & Steers Income Opportunities REIT, Inc., Cohen & Steers Income Opportunities REIT Operating Partnership, L.P., and Cohen & Steers Capital Management, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2025 and incorporated by reference herein)

10.3
Second Amended and Restated Limited Partnership Agreement, dated September 9, 2025, by and between Cohen & Steers Income Opportunities REIT, Inc., Cohen & Steers Income Opportunities REIT Special Limited Partner, LLC and the limited partners party thereto from time to time (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 11, 2025 and incorporated by reference herein)

31.1*
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

Cohen & Steers Income Opportunities REIT, Inc.

November 12, 2025	By:	/s/ James S. Corl
Date		James S. Corl
Chief Executive Officer & Chief Investment Officer (Principal Executive Officer)

November 12, 2025	By:	/s/ Arjun Mahalingam
Date		Arjun Mahalingam
Chief Financial Officer & Treasurer (Principal Financial Officer and Principal Accounting Officer)