Form 10-K
period 2025-12-31
Cohen & Steers Income Opportunities REIT, Inc.
filed 2026-03-17
CIK 1939433

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission file number 333-288734

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
As of March 17, 2026, the registrant had the following shares outstanding: 19,150,858 shares of Class P common stock, 135,379 shares of Class I common stock, 1,703,788 shares of Class F-I common stock, 205,747 shares of Class R-I common stock, 46,929 shares of Class R-S common stock and 616,660 shares of class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of Cohen & Steers Income Opportunities REIT, Inc. (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than April 30, 2026 for the 2026 annual meeting of stockholders scheduled to be held on June 25, 2026 are incorporated by reference into Part III of this Form 10-K.

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
•We have held our current investments for a limited period of time and you will not have the opportunity to evaluate our future investments before we make them, which makes investment in our common stock more speculative. There is no assurance that we will achieve our investment objectives.
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
•We cannot guarantee that we will make distributions, and, if we do, we may fund such distributions from sources other than cash flows from operations, including the sale of our assets, borrowings, return of capital or offering proceeds, and distributions may also be funded at least in part, indirectly, through expenses paid on our behalf by Cohen & Steers Capital Management, Inc., a New York corporation (the “Advisor”), pursuant to the Expense Limitation and Reimbursement Agreement (defined below), which may be subject to reimbursement to the Advisor, and other temporary waivers or expense reimbursements to the Advisor or its affiliates, that may be subject to reimbursement to the Advisor or its affiliates. We have no limits on the amounts we may pay from such sources.
•The purchase and repurchase prices for shares of our common stock are generally based on our prior month’s net asset value (“NAV”) and are not based on any public trading market. While there will be independent valuations of our properties from time to time, the valuation of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.
•We are dependent on the Advisor to conduct our operations. The Advisor will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other Cohen & Steers Accounts (as defined herein), the allocation of time of its investment professionals and the fees that we pay to the Advisor.
•Principal and interest payments on any borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets.
•There are limits on the ownership and transferability of our shares.

•If we are not able to raise a substantial amount of capital on an ongoing basis, our ability to achieve our investment objectives could be adversely affected.
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
•The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy, and deterioration in the condition of the investments.
•Investing in commercial and other private real estate assets involves certain risks, including: tenants’ inability to pay rent; increases in interest rates and lack of availability of financing; tenant turnover and vacancies; and changes in supply of or demand for similar properties in a given market.
•Substantial risks are involved in investing in real estate and real estate-related securities more generally. An unstable geopolitical climate and central bank policies could have a material adverse effect on general economic conditions, market conditions and liquidity. Additionally, a serious pandemic or natural disaster could severely disrupt global, national and regional economies. Epidemic outbreaks could result in health or other government authorities requiring the closure of offices or other businesses, including office buildings, retail stores and other commercial venues and could also result in a general economic decline.
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
The Company is the sole general partner of CNSREIT OP. Cohen & Steers Income Opportunities REIT Special Limited Partner, LP (formerly, Cohen & Steers Income Opportunities REIT Special Limited Partner, LLC), an affiliate of Cohen & Steers, Inc., a Delaware corporation (the “Sponsor” and, together with its subsidiaries, “Cohen & Steers”), was formed on July 22, 2022, as a Delaware limited partnership (the “Special Limited Partner”), and owns a special limited partner interest in CNSREIT OP. Substantially all of the Company’s business is conducted through CNSREIT OP. The Company and CNSREIT OP are externally managed by the Advisor, a subsidiary of Cohen & Steers, Inc., a Delaware corporation (the “Sponsor” and, together with its subsidiaries, “Cohen & Steers”).
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
On February 21, 2023, the SEC declared effective our registration statement for our initial public offering for up to $3.0 billion in shares of common stock. Our initial public offering terminated upon the commencement of our second public offering, which we commenced on January 30, 2026 (the “Offering”). Pursuant to our Offering, we are offering on a continuous basis up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering and up to $0.6 billion in shares pursuant to our distribution reinvestment plan. We are offering any combination of our Class T shares, Class S shares, Class D shares, Class I shares and Class F-I shares, with a dollar value up to the maximum offering amount. Class F-I shares are offered to all investors through June 30, 2026, following which Class F-I shares will be offered only to investors or clients of a financial intermediary that, in the aggregate, held at least $10.0 million in Class F-I shares as of June 30, 2026, unless such minimum is waived by Cohen & Steers Securities, LLC (the “Dealer Manager”), and through our distribution reinvestment plan. We reserve the right to extend the offering of Class F-I shares beyond June 30, 2026 in our sole discretion. We are not currently offering any of our Class F-T shares, Class F-S shares or Class F-D shares in any offering.
The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Offering varies and generally equals our prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. As of December 31, 2025, we had received cumulative net proceeds of $15.9 million, including proceeds received pursuant to our distribution reinvestment plan, from the sale of shares of our Class I and Class F-I common stock in our Offering. As of March 17, 2026, we had received cumulative net proceeds of $19.3 million, including proceeds received pursuant to our distribution reinvestment plan, from the sale of our shares of our Class I and Class F-I common stock in our Offering. We intend to continue selling shares in the Offering on a monthly basis.

The Company is also conducting a private offering of our Class P, Class B, Class R-I, Class R-S, Class M-I and Class M-S shares (the “Private Placement Shares”) to Cohen & Steers and its affiliates (for Class P shares only) and certain persons that are accredited investors, as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. Certain of the Private Placement Shares are not subject to upfront selling commissions, dealer manager fees, stockholder servicing fees and/or performance participation. The Private Placement Shares sold in the Company’s private offering are not being offered to the public. In addition to its $0.2 million investment in Class I shares, Cohen & Steers has committed to invest $124.8 million through the Advisor in Class P shares for an aggregate of $125.0 million. As of March 17, 2026, we had received cumulative net proceeds of $207.4 million, including proceeds received pursuant to our distribution reinvestment plan, from the sale of shares of our Class P common stock in our private offerings, of which of which $75.1 million represented net proceeds from sales of Class P shares to the Advisor. The Company can call the remaining $49.7 million of the Advisor’s $124.8 million commitment to purchase Class P shares at any time. As of December 31, 2025, the Company had not sold any Class B, Class R-I, Class R-S, Class M-I or Class M-S shares. From January 1, 2026 to March 17, 2026, we had received cumulative net proceeds of $9.7 million, including proceeds received pursuant to our distribution reinvestment plan, from the sale of shares of our Class B, Class R-I and Class R-S common stock in our private offerings.
We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2024. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute our net taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner intended to allow us to remain excluded from registration as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
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
Our Taxation as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2024, the year in which our first investment was completed. To maintain our qualification as a REIT, we must meet a number of organizational and operational requirements, including that we are generally required to distribute at least 90% of our REIT taxable income to our stockholders annually. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income (determined without regard to our net capital gain and dividends-paid deduction) to stockholders and maintain our qualification as a REIT. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.
Our continued qualification as a REIT also depends on our ability to meet various other requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even though we have qualified as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years.
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
Item 1A. Risk Factors
You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent all known material risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the term “you” refers to our current stockholders or potential investors in our common stock, as applicable.

Risks Related to Our Organizational Structure
We have a limited operating history, and there is no assurance that we will be able to successfully achieve our investment objectives.
We have a limited operating history and may not be able to achieve our investment objectives. We made our first investment in real estate and commenced principal operations in January 2024. We cannot assure you that the past experiences of the Advisor or its affiliates will be sufficient to allow us to successfully achieve our investment objectives. Further, our Sponsor and the Advisor have not previously offered a non-traded REIT. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.
We have held our current investments for a limited period of time and you will not have the opportunity to evaluate our future investments before we make them, which makes your investment in our common stock more speculative.
We have held our current investments for a limited period of time, and we are not able to provide any specific information relating to any future properties or real estate-related securities that we may acquire. Because we have not held our current investments for a long period of time, it may be difficult for investors to evaluate our success in achieving our investment objectives. Because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Advisor to select suitable and successful investment opportunities. The Advisor will have broad discretion in selecting the types of properties we will invest in and the tenants of those properties. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.
We have incurred net losses under generally accepted accounting principles (“GAAP”) in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.
For the years ended December 31, 2025 and 2024, we had net loss attributable to our stockholders of $3.4 million and $3.1 million, respectively. Losses in 2025 and 2024 largely reflects real estate depreciation and amortization expense of $16.4 million and $5.2 million, respectively. As of December 31, 2025 and 2024, we had an accumulated deficit of approximately $18.2 million and $5.7 million, respectively. We had not commenced principal operations until January 2024. Net loss and accumulated deficit are calculated and presented in accordance with GAAP, which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. We may incur net losses and continue to have an accumulated deficit in the future.
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
Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector (including as a result of inflation and higher interest rates), market volatility, trade conflict, civil unrest, national and international security events (including U.S. military and law enforcement actions in Venezuela), war (including ongoing conflict in the Middle East and Ukraine), extreme weather events (including climate change, hurricanes, wildfires, earthquakes or floods), and the spread of infectious illnesses, pandemics or other public health emergencies, could cause our stockholders to seek the repurchase of their shares pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including breadth of our portfolio by property type and location, could be materially adversely affected.
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
If we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. If we fail to timely invest the net proceeds of sales of our common stock or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

We may pay distributions from sources other than our cash flow from operations, including the sale of our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.
We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the early stages of our operations. Therefore, we may fund distributions to our stockholders from sources other than our cash flow from operations, including the sale of or repayment under our assets, borrowings, cash resulting from the Advisor’s deferral or waiver of its management fees and other expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses (which may be reimbursed to the Advisor and may not be paid in the future) or proceeds from offerings of our common stock. Funding distributions from such sources and the ultimate repayment of any liabilities incurred could result in us having less funds available to acquire properties or other real estate-related investments, and could adversely impact our ability to pay distributions in future periods and decrease our NAV and impact the value of your investment.
We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including (i) the level of participation in our distribution reinvestment plan, (ii) the extent to which the Advisor elects to receive its management fee in shares or in units of the Operating Partnership, (iii) the extent to which the Special Limited Partner may elect to receive distributions on its performance participation interest in units of the Operating Partnership, (iv) how quickly we deploy capital raised in offerings and (v) the performance of our investments.
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
For purposes of calculating our monthly NAV, our properties are generally valued initially at cost, which is expected to represent fair value at that time, absent more recent market or investment-level information that makes it unreasonable to consider their fair value as equal to cost. In accordance with GAAP, we determine whether the acquisition of a property qualifies as an asset acquisition or business combination. We capitalize acquisition-related costs associated with asset acquisitions and expense such costs related to business combinations. As such, the initial value of acquisitions that qualify as asset acquisitions will include transaction costs. Each property is then valued by a valuation firm (the “Independent Valuation Advisor”) within the first full quarter following acquisition in the same calendar month of the quarter it was acquired (e.g., if a property is acquired in January, the first month of the first quarter, it will be appraised in April, the first month of the second quarter) and corroborated by a third-party appraisal, which is obtained no less than annually thereafter. Each third-party appraisal is reviewed by the Independent Valuation Advisor for reasonableness.
Real property appraisals are reported on a “free and clear” basis (i.e., any property-level indebtedness that may be in place is not incorporated into the valuation). The primary methodology used to value properties is the income approach, whereby value is derived by determining the present value of an asset’s stream of future cash flows (for example, a discounted cash flow analysis). Consistent with industry practices, the income approach incorporates subjective judgments regarding comparable rental and operating expense data, the capitalization and discount rates, and projections of future rent and expenses based on appropriate evidence. Other methodologies that may also be used to value properties include sales comparisons and cost approaches. We have also engaged an independent third-party valuation provider to prepare monthly valuations of our property-level debt liabilities. All debt is valued using widely accepted methodologies specific to each type of debt.
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

Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties and certain of our investments involve subjective judgments and projections and may not be accurate. Valuation methodologies also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and other investments are only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Advisor and the Independent Valuation Advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. Further, any volatility smoothing biases in our appraisal and valuation process, generally, may lower the volatility of our NAV and may result in uncertainty as to the value of our properties. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Advisor and the Dealer Manager to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you pay for shares of our common stock in the Offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan is generally based on our prior month’s NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.
Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.
Appraisals for all real estate properties in our portfolio are conducted at least once per month, and the properties are appraised on a rolling annual basis by an independent third-party appraisal firm. When these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. These changes in a property’s value may result from property-specific events or from more general changes to real estate values resulting from local, national or global economic changes. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new monthly appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.
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
If we are unable to raise substantial funds, including in any offering of the Company’s shares, we will make fewer investments, resulting in less breadth in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. In recent years, a growing number of third-party product distribution intermediaries have enhanced their scrutiny of the products available or proposed to be made available on their platforms in connection with various investment strategies, which has in many cases significantly reduced the number of products and asset managers on such platforms, and these organizations may also require that we have established, long-term investment “track records” as a condition to the placement of Company securities on their platforms. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
In the event we are able to quickly raise a substantial amount of capital, we may have difficulty investing it in properties.
If we are able to quickly raise capital during the Offering and our private offering, we may have difficulty identifying and purchasing suitable properties on attractive terms. Therefore, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the Offering and our private offering and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. If we fail to timely invest the net proceeds of the Offering and our private offering, our results of operations and financial condition may be adversely affected.

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
•providing that all vacancies on the board of directors, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred and until a successor is duly elected and qualified; and
•providing for a majority requirement for the calling by stockholders of a special meeting of stockholders.
These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares. In our charter, we have elected that, at such time we become eligible to make the election provided for under Section 3-804(c) of the Maryland General Corporation Law (the “MGCL”), vacancies on our Board be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred and until a successor is duly elected and qualified. Through other provisions in our charter and bylaws, we vest in our Board the exclusive power to fix the number of directorships; provided, that the number is not less than three nor more than fifteen. We have not elected to be subject to any of the other provisions described above, but our charter does not prohibit our Board from opting into any of these provisions in the future.
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
These supermajority voting provisions do not apply if, among other things, our stockholders receive a minimum price (as defined in the MGCL) for their common stock and the consideration is received in cash or in the same form as previously paid by the interested stockholder.
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
Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 3,448,000,000 shares of capital stock, of which 3,348,000,000 shares are classified as common stock, of which 800,000,000 shares are classified as Class P shares, 80,000,000 shares are classified as Class T shares, 800,000,000 shares are classified as Class S shares, 160,000,000 shares are classified as Class D shares, 600,000,000 are classified as Class I shares, 20,000,000 shares are classified as Class F-T shares, 200,000,000 shares are classified as Class F-S shares, 40,000,000 shares are classified as Class F-D shares, 100,000,000 are classified as Class F-I shares, 38,000,000 are classified as Class B shares, 45,000,000 are classified as Class R-I shares, 45,000,000 are classified as Class R-S shares, 180,000,000 are classified as Class M-I shares and 240,000,000 are classified as Class M-S shares, and 100,000,000 shares are classified as preferred stock. In addition, our Board may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our Board may elect, without stockholder approval, to: (i) sell additional shares in public offerings; (ii) issue shares of our common stock or units in our Operating Partnership in private offerings; (iii) issue shares of our common stock or units in our Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; (iv) issue shares of our common stock or units in our Operating Partnership to the Advisor or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; (v) issue shares of our common stock or units in our Operating Partnership to sellers of properties we acquire, or (vi) issue equity incentive compensation to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional shares of common stock, your percentage ownership interest in us will be diluted.
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
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years following our initial public offering, unlike other public companies, we will not be required to (i) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), (ii) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (v) provide certain disclosure regarding executive compensation required of larger public companies or (vi) hold stockholder advisory votes on executive compensation.

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
We are externally managed by the Advisor, a subsidiary of Cohen & Steers. Representatives of us and the Advisor operate our business through Cohen & Steers’ information systems. Our business is dependent on the effectiveness of our and Cohen & Steers’ information and cybersecurity policies and procedures to protect our network and telecommunications systems and the data that reside in or are transmitted through such systems. As part of our normal operations, we maintain and transmit confidential and proprietary information relating to our business operations and Cohen & Steers’ employees. We maintain a system of internal controls designed to provide reasonable assurance that malicious or fraudulent activity, including misappropriation of our assets, fraudulent financial reporting and unauthorized access to sensitive or confidential information, is either prevented or timely detected and remediated. However, our and Cohen & Steers’ technology systems may still be vulnerable to unauthorized access or may be corrupted by cyberattacks, computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. The nature of these threats and the techniques used by cybercriminals are constantly evolving, can originate from a wide variety of sources and are becoming increasingly sophisticated, including the use of artificial intelligence (AI) by threat actors to develop cyberattacks and the use of “ransomware,” social engineering and phishing attacks, and may not be recognized until launched. Highly publicized security breaches continue to expose failures of companies to keep pace with the threats posed by cyber-attackers and have led to increased government, regulatory and media scrutiny.
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

We cannot assure you that our or Cohen & Steers’ data protection efforts and Cohen & Steers’ investment in information technology will prevent significant breakdowns, data leakages, breaches in their systems, or those of our or their third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. Although Cohen & Steers takes precautions to password protect and encrypt all authorized electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk. Our, Cohen & Steers’ or our third-party service providers’ systems may also be affected by, or fail as a result of, catastrophic events, such as fires, floods, hurricanes, tornadoes, acts of terrorism or power disruptions. Like other companies, both we and Cohen & Steers have experienced and we and Cohen & Steers will likely continue to experience cyber incidents, security threats and attacks. There can be no assurance that Cohen & Steers’ efforts to maintain and monitor the security and integrity of its information technology systems will be effective at all times.
Any breach or other failure of our, Cohen & Steers’ or certain other parties’ technology or security systems, including but not limited to those systems of third-party intermediaries, service providers, key vendors and third parties with whom we do business, could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the incident, additional security costs to mitigate against future incidents, regulatory scrutiny and penalties and litigation costs resulting from the incident. In addition, Cohen & Steers’ increased use of mobile and cloud computing technologies could increase these and other operational risks, and any failure by mobile or cloud technology service providers to adequately safeguard their systems could disrupt Cohen & Steers’ operations and result in misappropriation, corruption or loss of confidential or proprietary information.
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
Broker-dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest may negatively impact whether participating broker-dealers and their associated persons recommend our shares of common stock to certain retail customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, including cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe is in the best interest of a particular retail customer. However, if broker-dealers instead choose alternatives to our shares, many of which likely exist, our ability to raise capital will be adversely affected. If Regulation Best Interest reduces our ability to raise capital in the continuous public offering of our common stock, it may harm our ability to achieve our objectives.
General Risks Related to Investments in Real Estate
Our operating results are affected by economic and regulatory changes that impact the real estate market in general.
We are subject to risks generally attributable to the ownership of real property, including:
•changes in global, national, regional or local economic, demographic or capital market conditions (including volatility as a result of the ongoing conflicts in Venezuela, the Middle East and Ukraine);
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
•inflation;
•increases in interest rates and lack of availability of financing; and
•changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rental rates, increasing costs to comply with environmental laws and the scaling back or termination of government contracts.
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
During 2024, the Federal Reserve Board (“Federal Reserve”) began reducing the federal funds rate, which had been raised significantly during 2022 and 2023 to combat rising inflation in the U.S. Despite multiple decreases over the course of 2024 and 2025, the Federal Reserve has indicated a slower rate of decreases moving forward. While further reductions remain possible, continued inflationary pressures and elevated interest rates may negatively affect our investment opportunities and the value of our investments. Inflationary factors have also negatively impacted our expense base, particularly certain operating and vendor costs. Although we may enter into derivative instruments to mitigate the impact of interest rate fluctuations on our net profit margins, there is no assurance that such derivative instruments will be effective.
Equity securities may decline in value as a result of many global, regional or issuer-specific economic or market factors, including changes in interest rates, inflation, an issuer’s actual or perceived financial condition and growth prospects, investor perception of an industry, geography or sector, changes in currency exchange rates and changes in regulations. In addition, national and international geopolitical risks and events, including ongoing conflicts in the Middle East and Ukraine, tensions between the U.S. and China, U.S. military and law enforcement actions in Venezuela, deglobalization trends and changes in national industrial and trade policies, have caused and may continue to cause volatility in the global financial markets and economy. For example, in the U.S., the current presidential administration has stated its intention to make governmental policy and regulatory changes in a variety of areas, including the imposition of tariffs and other trade barriers, and certain countries subject to those changes have expressed an intent to impose similar measures in return. Such volatility has led and may continue to lead to the disruption of global supply chains, potential tariffs, sudden fluctuations in commodity prices and energy costs, greater political instability and the implementation of sanctions and heightened cybersecurity concerns, any or all of which may create severe long-term macroeconomic challenges, limit liquidity opportunities or lead to higher costs. Any market disruption could reduce the value of our investments and our revenue and earnings. In addition, any future financial market disruptions may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund property improvements, reducing the cash available to pay distributions or satisfy repurchase requests and reducing the number of acquisitions we would otherwise make.
In January 2026, the United States undertook military and law-enforcement actions in Venezuela in connection with criminal proceedings against senior Venezuelan officials, including Venezuelan President Nicolás Maduro, and publicly indicated its intent to support a political transition. The resulting geopolitical uncertainty, including the risk of further conflict, civil unrest, sanctions changes, and disruption to regional energy and capital markets, may increase volatility in global financial markets and adversely affect economic conditions relevant to our investments.

In addition, severe public health events, such as those caused by the COVID-19 pandemic, may occur from time to time, and could directly and indirectly impact us in material respects that we are unable to predict or control, including by threatening employees’ well‐being and morale and interrupting business activities. In addition, related factors may materially and adversely affect us, including the effectiveness of governmental responses, the extension, amendment or withdrawal of any government programs or initiatives and the timing and speed of economic recovery. Actions taken in response may contribute to significant volatility in the financial markets, resulting in increased volatility in equity prices, material interest rate changes, supply chain disruptions, such as simultaneous supply and demand shock to global, regional and national economies, and an increase in inflationary pressures.
Trade negotiations and related government actions may create regulatory uncertainty for us and our tenants and adversely affect the profitability of investments.
In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases, to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future tenants and adversely affect the revenues and profitability of our tenants whose businesses rely on goods imported from such impacted jurisdictions.
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
Financial regulatory changes in the United States could adversely affect our business.
The financial services industry continues to be the subject of heightened regulatory scrutiny in the United States. There has been active debate over the appropriate extent of regulation and oversight of investment funds and their managers. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws or regulations require us to spend more time or buy new technology to comply effectively.
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

Our portfolio is concentrated in a limited number of industries, geographies and investments.
Our portfolio may be heavily concentrated at any time in only a limited number of industries, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. Concentration of our investments in a particular type of asset or geography makes us more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular sector, geographic region or asset type. For example, as of December 31, 2025, 42% of our portfolio is concentrated in the West, 38% of our portfolio is concentrated in the South, 11% is concentrated in the East and 9% of our portfolio is concentrated in the Midwest. Additionally, 65% of our portfolio is concentrated in community shopping centers. For investments that the Advisor intends to finance, there is a risk that such financing may not be completed, which could result in us holding a larger percentage of our assets in a single investment and asset type than desired. Real estate values may also be adversely affected by new businesses and approaches in the real estate market in sectors in which we invest that cause disruptions in the industry with technological and other innovations, such as impacts to the value of hospitality properties due to competition from the non-traditional hospitality sector (such as short-term rental services) and office properties due to competition from shared office spaces (including co-working environments) or remote work arrangements. Further, our investments in real estate securities and real property may be exposed to new or increased risks and liabilities that could reduce our revenue and earnings, including risks associated with global climate change, such as increased frequency and intensity of adverse weather and natural disasters. In addition, distress in the commercial real estate sector, including office properties, as well as shifting business trends and workforce reductions in certain geographies and industries, may negatively impact certain markets in which we invest, including for example, as a result of low occupancy rates, tenant defaults, reduced rental rates, the maturation of a significant amount of commercial real property loans amid an elevated interest rate environment, tightening credit conditions imposed by traditional sources of real estate financing and refinancing and commercial mortgage loan defaults. Investors have no assurance as to the degree of diversification in our investments, either by industry sector, geographic region or asset type.
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
The acquisition, ownership and disposition of real properties carry certain litigation risks at the property-level that may reduce our profitability and the return on your investment.
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

Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-traded REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives are expected to be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.
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
In addition, we rely on information, including financial information and non-GAAP metrics provided by sellers of our investments and our operating partners for disclosure to our investors about potential acquisitions or current assets owned by us. Accordingly, although we believe such information to be accurate, such information cannot be independently verified by the Advisor, and in some cases such information has not been independently reviewed or audited while under our ownership or control or at all. We cannot assure you that that the financial statements or metrics of properties we have acquired or will acquire would not be materially different if such statements or metrics had been independently audited or reviewed.

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
A significant percentage of our revenues is and may continue to be derived from our investments in community shopping centers, and our net income and ability to make distributions to stockholders may be adversely affected if the underlying tenants in these centers are not successful.
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
We may not be able to lease properties that are vacant or become vacant because a tenant decides not to renew its lease or by the continued default of a tenant under its lease. Our leases may also be terminated early. For example, the current administration may terminate the federal government’s leases in commercial buildings, including the U.S. General Services Administration leases, as part of its cost reduction initiatives. In addition, certain of the properties we acquire may have some level of vacancy at the time of acquisition. Certain other properties may be specifically suited to the particular needs of a tenant and may become vacant after we acquire them. Even if a tenant renews its lease or we enter into a lease with a new tenant, the terms of the new lease may be less favorable than the terms of the old lease. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the property’s leases. If we are unable to promptly renew or enter into new leases, or if the rental rates are lower than expected, our results of operations and financial condition will be adversely affected. For example, following the termination or expiration of a tenant’s lease there may be a period of time before we will begin receiving rental payments under a replacement lease. During that period, we will continue to bear fixed expenses such as interest, real estate taxes, maintenance, security, repairs and other operating expenses. In addition, declining economic conditions may impair our ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases. Increased competition for tenants may require us to make capital improvements to properties which would not have otherwise been planned. Any unbudgeted capital improvements that we undertake may divert cash that would otherwise be available for distributions or for satisfying repurchase requests. Ultimately, to the extent that we are unable to renew leases or re-let space as leases expire, decreased cash flow from tenants will result, which could adversely impact our operating results.
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

Our industrial tenants may be adversely affected by a decline in manufacturing activity in the United States
Fluctuations in manufacturing activity in the United States may adversely affect any industrial tenants we may have and therefore the demand for and profitability of our industrial properties. Trade agreements with foreign countries have given employers the option to utilize less expensive foreign manufacturing workers. Outsourcing manufacturing activities could reduce the demand for U.S. workers, thereby reducing the profitability of our industrial tenants and the demand for and profitability of our industrial properties.
We could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for residential housing.
Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) are a major source of financing for residential real estate in the United States. We expect to utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. In September 2008, the U.S. government increased its control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced and congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for residential housing more generally may adversely affect interest rates, capital availability, development of residential communities and the value of residential assets and, as a result, may adversely affect our future growth and operations. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the residential sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of residential assets, which could impair the value of a significant portion of residential communities. Specifically, the potential for a decrease in liquidity made available to the residential sector by Fannie Mae and Freddie Mac could:
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
There has been increasing awareness of severe weather and other climate events outside of the historical norm as well as increasing concern from government agencies about the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements could increase our costs or require additional technology and capital investment by our borrowers, which could adversely affect our results of operations. This is a particular concern in the western and northeastern United States, where some of the most extensive and stringent environmental laws and building construction standards in the United States have been enacted.
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
New regulations or interpretations of existing laws have resulted in, and may continue to result in, enhanced disclosure obligations, including with respect to cybersecurity, insider trading and climate change, sustainability risks and other environmental, social and governance matters, which could negatively affect us or materially increase our regulatory burden. Additionally, any such laws or regulations could also impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties. At the same time, regulators and legislators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives, including the enactment or proposal of “anti-ESG” legislation or policies. These opposing views may also be adopted by our investors. Conflicting regulations and a lack of harmonization of environmental, social or legal and regulatory environments across the jurisdictions in which we operate may create enhanced compliance risks and could increase our costs if new laws require us to spend more time, hire additional personnel, or purchase new technology to comply effectively.
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
Inflation in the U.S. remained elevated throughout 2025. While inflation has moderated in some areas, it remains uncertain whether substantial inflation in the U.S. will be sustained over an extended period of time or have a significant effect on the U.S. or other economies. Rising inflation could have an adverse impact on our floating rate mortgages, credit facilities, property operating expenses and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable.

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
Our securities investments involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on real estate debt instruments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, an issuer’s equity and the financial circumstances of the issuer, as well as general economic conditions. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. To the extent we hold an equity or “mezzanine” interest in any issuer that is unable to meet its debt payment obligations, such equity or mezzanine interest could become subordinated to the rights of such issuer’s creditors in a bankruptcy. See “—We may invest in subordinated debt, which is subject to greater credit risk than senior debt.” Furthermore, the financial performance of one or more issuers could deteriorate as a result of, among other things, adverse developments in their businesses, changes in the competitive environment or an economic downturn. As a result, underlying properties or issuers that we expected to be stable may operate, or expect to operate, at a loss or have significant fluctuations in ongoing operating results, may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.
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

Residential mortgage loans in an issue of RMBS may also be subject to various U.S. federal and state laws, foreign laws, public policies and principles of equity that protect consumers which, among other things, may regulate interest rates and other fees, require certain disclosures, require licensing of originators, prohibit discriminatory lending practices, regulate the use of consumer credit information and regulate debt collection practices. In addition, a number of legislative proposals have been introduced in the United States at the federal, state and municipal level that are designed to discourage predatory lending practices. Violation of such laws, public policies and principles may limit the servicer’s ability to collect all or part of the principal or interest on a residential mortgage loan, entitle the borrower to a refund of amounts previously paid by it, or subject the servicer to damages and administrative enforcement. Any such violation could also result in cash flow delays and losses on the related issue of RMBS.
If we invest in RMBS, which may include government mortgage pass-through securities and non-agency RMBS, these investments are subject to certain other risks that may adversely affect our results of operations and financial condition.
If we invest in RMBS, these investments are subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our investments in RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments. At any one time, a portfolio of RMBS may be backed by residential mortgage loans with disproportionately large aggregate principal amounts secured by properties in only a few states or regions in the United States or in only a few foreign countries. As a result, the residential mortgage loans may be more susceptible to geographic risks relating to such areas, such as adverse economic conditions, adverse political changes, adverse events affecting industries located in such areas and natural hazards affecting such areas, than would be the case for a pool of mortgage loans having more diverse property locations. We may also acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Fannie Mae and Freddie Mac and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. In addition, we may invest in government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae certificates are direct obligations of the U.S. government and, as such, are backed by the “full faith and credit” of the United States. Fannie Mae is a federally chartered, privately owned corporation and Freddie Mac is a corporate instrumentality of the United States. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the United States. but the issuing agency or instrumentality has the right to borrow, to meet its obligations, from an existing line of credit with the U.S. Treasury. The U.S. Treasury has no legal obligation to provide such line of credit and may choose not to do so.
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

Normally, CLOs and other CDOs are privately offered and sold, and thus are not registered under the securities laws. As a result, certain investments in CDOs may be characterized as illiquid securities and volatility in CLO and CDO trading markets may cause the value of these investments to decline. Moreover, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Also, with respect to the CLOs and CDOs in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CLOs or CDOs for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CDOs carry additional risks including that: (i) distributions from collateral securities may not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) we may invest in classes of CDOs that are subordinate to others; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results.
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
In addition, equity investments, particularly preferred securities, may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in real estate-related equity securities will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities are subject to their own operating and other expenses and may be subject to a management fee or performance-based compensation (e.g., promote), which we as equity holders will indirectly bear. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate. See “—General Risks Related to Investments in Real Estate.”

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
In addition, the securitization of investments in our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses. Moreover, the Dodd-Frank Act contains a risk retention requirement for all asset backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we may be required to purchase and retain certain interests in a securitization into which we sell mortgage loans or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into and, accordingly, the risk retention rules may increase our potential liabilities or reduce our potential profits in connection with securitization of mortgage loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.

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
We have financed, and will continue to finance, the acquisition of investment properties. We have financed and may continue to finance our investment properties after they are acquired. In both cases, our exposure to loss is increased. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders in our next quarterly report), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio is in the range of 50% to 65%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt, net of cash and loan-related restricted cash (but excluding leverage on our securities portfolio, including listed REITs), by (ii) the asset value of real estate investments (measured using the greater of fair value and purchase price). We may exceed our target leverage ratio, particularly during a market downturn or in connection with a large acquisition. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.
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
Generally, commercial real estate financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carveout” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. These financing arrangements with respect to our investments generally require “bad boy” guarantees from us or the Operating Partnership and if such a guarantee is called, our assets could be adversely affected. Moreover, our “bad boy” guarantees could apply to actions of the joint venture partners associated with our investments. While the Advisor may be indemnified by joint venture partners, which protects against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to us under such guarantees. We may provide “bad boy” guarantees on behalf of Other Cohen & Steers Accounts investing alongside us and as such guarantees are not for borrowed money, they will typically not be included under our leverage limitations.
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
The dealer manager for the Offering is Cohen & Steers Securities, LLC. Any material adverse change to the ability of our Dealer Manager to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on our business and the Offering. If the Dealer Manager is unable to build and maintain a sufficient network of participating broker-dealers to distribute shares in offerings of our shares, our ability to raise proceeds through such offerings and implement our investment strategy may be adversely affected. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between our offerings and those of other issuers, which could adversely affect our ability to raise proceeds from such offerings and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

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
The fees we pay in connection with the Offering and the agreements entered into with Cohen & Steers and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.
The compensation paid to the Advisor, the Dealer Manager and other Cohen & Steers affiliates for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Cohen & Steers and its affiliates, including the Advisor and us, were not negotiated at arm’s-length. Such agreements include our Advisory Agreement, the Operating Partnership’s partnership agreement, our dealer manager agreement (the “Dealer Manager Agreement”) and any property related corporate services and other agreements we may enter into with affiliates of the Advisor from time to time.
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
Because the management fee and performance participation are based on our NAV, the Advisor may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV, and the Dealer Manager may also be incentivized to sell more shares of our common stock to increase aggregate NAV, which would, in each case, increase amounts payable to the Advisor and the Special Limited Partner, but may make it more difficult for us to efficiently deploy new capital.
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

Under certain circumstances, the Advisor may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including as a result of our prior investments, business or other reasons applicable to us, Other Cohen & Steers Accounts, Cohen & Steers or its affiliates.
Under certain circumstances, the Advisor may determine not to pursue some or all of an investment opportunity within our investment objectives and guidelines, including as a result of business, reputational or other reasons applicable to us, Other Cohen & Steers Accounts, Cohen & Steers or its affiliates. In addition, the Advisor and its affiliates may determine that we should not pursue some or all of an investment opportunity, including, by way of example, because we have already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by the Advisor and its affiliates in their good faith reasonable sole discretion, or the investment is not appropriate for us for other reasons as determined by the Advisor and its affiliates in their good faith reasonable sole discretion. In any such case Cohen & Steers could, thereafter, offer such opportunity to other parties, including Other Cohen & Steers Accounts, joint venture partners, related parties or third parties. Any such Other Cohen & Steers Accounts may be advised by a different Cohen & Steers business group with a different investment committee, which could determine an investment opportunity to be more attractive than the Advisor believes to be the case. In any event, there can be no assurance that the Advisor’s assessment will prove correct or that the performance of any investments actually pursued by us will be comparable to any investment opportunities that are not pursued by us. Cohen & Steers, including its personnel, will, in certain circumstances, receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by us to the Advisor. In some cases Cohen & Steers earns greater fees when Other Cohen & Steers Accounts participate alongside or instead of us in an investment.
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
In connection with negotiating loans, bank or securitization financings in respect of our real estate-related transactions, Cohen & Steers will generally obtain the right to participate on its own behalf (or on behalf of vehicles it manages) in a portion of the financings with respect to such Cohen & Steers-sponsored transactions (including transactions where the underlying collateral includes property owned by Other Cohen & Steers Accounts) upon an agreed upon set of terms. We do not believe that this arrangement has an effect on the overall terms and conditions negotiated with the arrangers of such senior loans other than as described in the preceding sentence. If we make or have an investment in a property in which an Other Cohen & Steers Account has a mezzanine or other debt investment, or vice versa, Cohen & Steers may have conflicting loyalties between its duties to us and to other affiliates. Such investments may inherently give rise to actual or perceived conflicts of interest between or among the various classes of securities that may be held by such entities. Because of the affiliation with Cohen & Steers, the Advisor may have a greater incentive to invest in Cohen & Steers-sponsored financings (as compared to real estate-related financings sponsored by other real estate firms or financial sponsors). In certain circumstances, we may be required to commit funds necessary for an investment prior to the time that all anticipated debt financing has been secured. In such circumstance, Other Cohen & Steers Accounts and Cohen & Steers itself may receive compensation for providing such financing and commitment, which fees will not be shared with us or result in an offset of the management fee paid to the Advisor. The conflicts applicable to Other Cohen & Steers Accounts who invest in different securities of issuers will apply equally to Cohen & Steers itself in such situations.

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
To the extent we acquire properties through joint ventures alongside Other Cohen & Steers Accounts, such investments will be allocated as described above, and we may be allocated interests in such joint ventures that are smaller than the interests of the Other Cohen & Steers Accounts. Generally, we expect the level of control we have with respect to any joint venture will correspond to our economic interest in such joint venture. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Cohen & Steers Accounts. Such joint venture investments will involve risks and conflicts of interests. See “—General Risks Related to Investments in Real Estate—We make a substantial amount of joint venture investments with third parties and we may in the future do so with Cohen & Steers affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.”
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
The amount of performance-based compensation charged and management fees paid by us may be less than or exceed the amount of performance-based compensation charged and management fees paid by Other Cohen & Steers Accounts. Such variation may create an incentive for our Sponsor to allocate a greater percentage of an investment opportunity to us or such Other Cohen & Steers Accounts, as the case may be.
Cohen & Steers may raise and manage Other Cohen & Steers Accounts, which could result in the reallocation of Cohen & Steers personnel and the direction of potential investments to such Other Cohen & Steers Accounts.
Cohen & Steers reserves the right to raise and manage Other Cohen & Steers Accounts, including income-focused, opportunistic and stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower-risk, lower-return funds or higher-risk, higher-return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments globally, in a particular region outside of the United States and Canada, or in a single sector of the real estate investment space (e.g., office, industrial, retail or residential) or making non-controlling investments in public and private debt and equity securities and investment funds that may have the same or similar investment objectives or guidelines as us or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See “—Certain Other Cohen & Steers Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.” In particular, we expect that there will be overlap of real estate and real estate debt investment opportunities with certain Other Cohen & Steers Accounts that are actively investing, and similarly, there will be overlap with future Other Cohen & Steers Accounts. Additionally, future Other Cohen & Steers Accounts may have a similar investment objective to invest in high-quality, stabilized real estate assets. The closing of an Other Cohen & Steers Account could result in the reallocation of Cohen & Steers personnel, including reallocation of existing real estate professionals, to such Other Cohen & Steers Account. In addition, potential investments that may be suitable for us may be directed toward such Other Cohen & Steers Account.
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
Some of the third-party operators and joint-venture partners with which the Advisor may elect to co-invest our capital may have pre-existing investments with Cohen & Steers. The terms of these preexisting investments may differ from the terms upon which we invest with such operators and partners. To the extent a dispute arises between Cohen & Steers and such operators and partners, our investments relating thereto may be affected.

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
We expect to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, we could fail various compliance requirements which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
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
Compliance with REIT requirements may cause us to forgo otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.
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
To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities (other than, but not limited to, securities that qualify for the straight debt safe harbor) of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and, for taxable years beginning on or after January 1, 2026, no more than 25% (20% for prior taxable years) of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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
In addition to any potential U.S. federal withholding tax on ordinary dividends, a non-U.S. holder, other than a “qualified shareholder” or a “withholding qualified holder,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from such disposition. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we qualify or will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. We do not expect our shares of common stock to be treated as regularly traded on an established securities market.

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
Investments outside the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.
Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the United States. or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements.
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
Under current law, our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense may be limited. The deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income”, depreciation, amortization, or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.

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
Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, taxpayers that are individuals, trusts or estates may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which reduces the U.S. federal income effective tax rate on such dividends to 29.6%.
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
Retirement Plan Risks
If the fiduciary of an employee benefit plan or plan subject to the Code or to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in shares of our common stock, the fiduciary could be subject to civil penalties.
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
If our assets are deemed to constitute “plan assets” of any stockholder that is a “benefit plan investor” within the meaning of ERISA and the regulations promulgated thereunder by the U.S. Department of Labor, as modified by Section 3(42) of ERISA (the “Plan Assets Regulation”) (a “Benefit Plan Investor”), this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company; (ii) the possibility that certain transactions in which the Company has entered into in the ordinary course of business constitute non-exempt “prohibited transactions” under Title I of ERISA or Section 4975 of the Code, and may have to be rescinded; (iii) our management, as well as various providers of fiduciary or other services to us (including the Advisor), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise “parties in interest” (within the meaning of ERISA) or “disqualified persons” (within the meaning of Section 4975 of the Code) for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iv) the fiduciaries of stockholders that are Benefit Plan Investors would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.
If a prohibited transaction occurs for which no exemption is available, the Advisor or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each “disqualified person” involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The Fiduciary of a Benefit Plan Investor who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Advisor. With respect to a Benefit Plan Investor that is an IRA that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, could cause the IRA to lose its tax-exempt status.
We may face risks with respect to our operation as a VCOC or REOC.
The Company may operate in a manner intended to qualify as a “venture capital operating company” (a “VCOC”) or “real estate operating company” (a “REOC”) (each within the meaning of the Plan Assets Regulation), in order to avoid holding “plan assets” within the meaning of ERISA, as described above. Operating as a VCOC would require that the Company obtain rights to substantially participate in or influence the conduct of the management of a number of the Company’s investments and, in the case of operating as a REOC, participating in the management and development activities of the underlying real estate. In this regard, the Company may designate a director to serve on the board of directors of one or more portfolio entities. The designation of directors and other measures contemplated could expose our assets to claims by a portfolio entity, its security holders, and its creditors. While the Company intends to minimize exposure to these risks, the possibility of successful claims cannot be precluded. Because the Company may operate in a manner intended to qualify as a VCOC or REOC in order to avoid holding “plan assets” within the meaning of ERISA, the Company may be restricted or precluded from making certain investments. In addition, such operation could require us to liquidate investments at a disadvantageous time, resulting in lower proceeds than might have been the case without the need for such compliance.
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
We are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings and regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Anticipating policy changes and reforms may be particularly difficult during periods of heightened partisanship at the federal, state and local levels, including due to the divisiveness surrounding populist movements, political disputes and socioeconomic issues. The failure to accurately anticipate the possible outcome of such changes or reforms could have a material adverse effect on our performance.

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
Additionally, any changes to or repeal of the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategy and may result in our investment focus shifting from the areas of expertise of the Advisor to other types of investments in which the Advisor may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the value of a stockholder’s investment.
We are subject to risks associated with artificial intelligence and machine learning technology.
Technological developments in artificial intelligence (“AI”) as well as the legal and regulatory frameworks within which they operate are rapidly evolving. The full extent of current or future risks related thereto, including in the private investment and financial industries, is not possible to predict and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. If we do not effectively deploy AI technologies or anticipate and adapt to these changes, our competitive position may suffer, and these impacts would adversely affect our business and financial condition. Our business could also be affected by technological changes in the industries or markets in which we invest that negatively impact the values of assets in which we invest and adversely affect our business and financial condition.
We and Cohen & Steers use AI in our business, operations and investment processes for a variety of reasons, and these technologies have become more important in our operations over time. Our and Cohen & Steers’ use of these technologies may result in new or expanded risks and liabilities, including due to increasing governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, intellectual property, confidentiality or security risks, such as the unauthorized disclosure of confidential or sensitive data or the development of sophisticated cyberattacks, including deepfakes and social engineering, and reputational harm, as well as other factors that could adversely affect our business and financial condition. In addition, our personnel, third-party intermediaries, service providers and key vendors could improperly utilize AI technologies while carrying out their responsibilities, which could result in a disruption in the use of their systems or services. The use of AI may lead to unintended consequences, including generating content that is factually inaccurate, misleading or otherwise flawed, which could harm our reputation and business and expose us to risks related to such inaccuracies or flaws.
Additionally, our business could be affected by regulatory and legal requirements through new rules and restrictions around technological advancements that continue to rapidly evolve, and it is not possible to predict the full extent of current or future risks related thereto. Broad regulatory obligations applicable to AI and machine-learning are uncertain and developing, which heightens the potential risk that such technologies may pose to us.
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

Cybersecurity is a crucial component of our risk management program and of Cohen & Steers’ enterprise risk management program. Cohen & Steers has implemented and maintains various information security processes designed to identify, assess and manage material risks from cybersecurity threats to its critical computer networks, third-party hosted services, communications systems, hardware and software and critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature and information relating to its clients and investments.
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
Members of Cohen & Steers’ Cybersecurity Management team identify and assess risks from cybersecurity threats by monitoring its threat environment and enterprise risk profile using various manual and automated tools as well as by: (i) utilizing shared information about vulnerabilities and exploits from professional security organizations, reports or other services that identify cybersecurity threats and through the use of external intelligence feeds; (ii) analyzing reports of threats and actors; (iii) conducting periodic vulnerability scans of Cohen & Steers’ IT environment; (iv) evaluating Cohen & Steers’ and its industry’s risk profile; (v) evaluating threats that are reported to Cohen & Steers; (vi) coordinating with law enforcement concerning threats; (vii) conducting internal and external audits of Cohen & Steers’ information security control environment and operating effectiveness; and (viii) conducting threat assessments for internal and external threats, including through the use of third party assessments and vulnerability assessments.
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

Cohen & Steers also uses third-party service providers to perform a variety of functions throughout its business, such as application providers, hosting companies and supply chain resources. Cohen & Steers maintains a risk-based approach to identifying and overseeing cybersecurity risks and vulnerabilities presented by its engagement of third parties, as well as the information systems of third parties that could adversely impact its business in the event of a cybersecurity incident affecting those third-party systems. Cohen & Steers’ vendor risk management program may involve different assessments designed to help identify cybersecurity risks including: (i) risk assessments; (ii) security questionnaires; (iii) audits; (iv) vulnerability scans; (v) its review of the vendor’s written security program, security assessments and other reports; (vi) evidence of cybersecurity preparedness through a System and Organization Controls (“SOC”) 1 or SOC 2 report; and (vii) the imposition of contractual obligations on the vendor.
For a description of the risks from cybersecurity threats that may materially affect the Company, see our risk factors under Part 1. Item 1A. “Risk Factors” in this Annual Report on Form 10-K, including under the caption “We could incur financial losses, reputational harm and regulatory penalties if we or Cohen & Steers fail to implement effective information security policies and procedures.”
Governance
Our cybersecurity risk assessment and management processes are implemented and maintained by members of Cohen & Steers’ Cybersecurity Management team, including:
•Cohen & Steers’ CISO leads the information security group and program within the IT department, bringing over 25 years of cybersecurity and financial services experience. The CISO holds the Certified Information Systems Auditor (CISA) and Certified in Risk and Information Systems Control (CRISC) credentials and is registered with FINRA for Series 99. The CISO has held similar leadership roles at other financial institutions.
•Cohen & Steers’ CTO oversees the IT department, leveraging more than 29 years experience in information technology, including senior leadership positions at other financial services organizations.
•Cohen & Steers’ Head of IT Infrastructure manages the infrastructure and service desk functions within its IT department, with over 14 years of progressive experience in information technology roles.
Members of Cohen & Steers’ Cybersecurity Management team, including its CISO and its CTO, are responsible for hiring appropriate personnel, integrating cybersecurity risk considerations into the overall risk management strategy and communicating key priorities to relevant personnel. Members of Cohen & Steers’ Cybersecurity Management team are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes and reviewing security assessments and other security-related reports.
Cohen & Steers’ cybersecurity incident response plan is a key component of its cybersecurity program. In the event a cybersecurity incident occurs, our incident response plan outlines roles and responsibilities and sets forth escalation points to ensure that appropriate individuals and groups across the Company are notified and provide relevant information depending on the type and severity of the incident. Based on the assessment of the potential impact to the Company, a determination regarding further escalation to the Company’s senior leadership, including the General Counsel, Chief Operating Officer and members of the Executive Committee will be made. The Company’s incident response team is responsible for overseeing the mitigation and remediation of cybersecurity incidents. In addition, the response plan includes prompt reporting to our Board (or the audit committee) of certain cybersecurity incidents and related materiality and disclosure determinations.

Our Board has delegated the primary responsibility for oversight and review of the Company’s cybersecurity program to the audit committee. The audit committee actively participates in discussions regarding cybersecurity risk exposures and steps taken by management of Cohen & Steers to monitor and mitigate such risks, further to their responsibility to manage, oversee and remain informed about the most significant risks to the Company and align our risk exposure with our strategic and business objectives. At least annually, the audit committee reviews Cohen & Steers’ cybersecurity program with the Advisor and Cohen & Steers’ CISO and CTO. The review includes the evaluation of Cohen & Steers’ overall cybersecurity program’s robustness and efficacy, steps taken to enhance defenses and security measures and its established plans to identify, detect and respond to potential threats Cohen & Steers may encounter. The audit committee also annually reviews and discusses with the Advisor cyber insurance coverage. In addition, as necessary, our Board (or the audit committee) receives reports and communications from the Advisor regarding material risks and specific developments related to the changing cybersecurity landscape and Cohen & Steers’ operating, technology and control environment. Such reports may cover topics such as: investments made in Cohen & Steers’ cyber infrastructure; technology projects and initiatives; vulnerability assessments and key findings from external cyber experts; the impact of new cybersecurity-related rules and regulations; changes in the threat environment; and evolving information security standards and market practices. As of December 31, 2025, neither we nor Cohen & Steers had experienced any cyber incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.
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
Item 3. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Offering of Common Stock
Our Offering consists of five classes of our common stock, Class T shares, Class S shares, Class D shares, Class I shares and Class F-I shares. The Private Placement Shares are offered only in a private offering and not in the Offering. The different classes of common stock have varying upfront selling commissions, dealer manager fees, ongoing stockholder servicing fees, management fees and performance participation allocations. Other than the difference in fees noted, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market, and there is no established trading market for our common stock. As of March 17, 2026, we had 13 holders of Class I shares, 141 holders of Class F-I shares, 128 holders of Class P shares, 41 holders of Class B shares, 13 holders of Class R-I shares and five holders of Class R-S shares of common stock. There were no holders of record of our shares of Class T, Class S and Class D common stock. Our Class P, Class B, Class R-I, Class R-S, Class M-I, and Class M-S shares are offered only in a private offering and are not offered in the Offering. We are not currently offering any of our Class F-T shares, Class F-S shares or Class F-D shares in any offering.
The following table details the selling commissions, dealer manager fees, and stockholder servicing fee for each applicable share class.

	Maximum Upfront Selling Commissions (% of transaction price) (1)	Maximum Upfront Dealer Manager Fees (% of transaction price) (1)	Stockholder Servicing Fee (% of NAV)
Class T Shares (2)	Up to 3.0%	Up to 0.5%	0.85%
Class S Shares	Up to 3.5%	—	0.85%
Class D Shares	Up to 1.5%	—	0.25%
Class I Shares	—	—	—
Class F-I Shares	—	—	—
Class P Shares	—	—	—
Class M-I Shares	—	—	—
Class M-S Shares	Up to 3.5%	—	0.85%
Class R-I Shares	—	—	—
Class R-S Shares	Up to 1.5%	—	0.85%
Class B Shares	—	—	—
_________
(1)Percentages may vary pursuant to agreements with certain participating broker dealers.
(2)The stockholder servicing fee for Class T shares consists of an investment professional stockholder servicing fee of 0.65% per annum and a dealer stockholder servicing fee of 0.20% per annum.
For the year ended December 31, 2025, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 8%. The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees will be retained by, or re-allowed (paid) to, the participating broker dealers. Through December 31, 2025, the Dealer Manager had not retained or re-allowed any upfront selling commissions, dealer manager fees or stockholder servicing fees.

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

The following table presents our monthly NAV per share for each applicable share class from December 31, 2023 through December 31, 2025 (1):

	Class I Shares	Class F-I Shares (2)	Class P Shares
December 31, 2023	$10.00	$—	$10.00
January 31, 2024	10.02	—	10.02
February 29, 2024	10.03	—	10.03
March 31, 2024	10.09	—	10.09
April 30, 2024	10.34	—	10.38
May 31, 2024	10.45	—	10.49
June 30, 2024	10.45	—	10.53
July 31, 2024	10.49	—	10.57
August 31, 2024	10.54	10.50	10.63
September 30, 2024	10.65	10.61	10.77
October 31, 2024	10.93	10.91	11.10
November 30, 2024	10.92	10.75	11.10
December 31, 2024	10.85	10.71	11.03
January 31, 2025	10.92	10.79	11.12
February 28, 2025	10.97	10.80	11.17
March 31, 2025	11.11	10.93	11.31
April 30, 2025	11.14	10.95	11.35
May 31, 2025	11.18	10.96	11.40
June 30, 2025	11.22	11.02	11.47
July 31, 2025	11.21	11.00	11.46
August 31, 2025	11.25	11.04	11.52
September 30, 2025	11.21	11.00	11.48
October 31, 2025	11.18	10.99	11.46
November 30, 2025	11.20	10.99	11.49
December 31, 2025	11.18	11.01	11.47
__________
(1)     As of December 31, 2025, no Class T shares, Class S shares, Class D shares, Class F-T shares, Class F-S shares, Class F-D, Class B, Class M-I, Class M-S, Class R-I or Class R-S shares were issued and outstanding.
(2)     We issued Class F-I shares beginning on August 1, 2024, which at such time were based on the Class I NAV per share as of June 30, 2024.

Net Asset Value
Our NAV for each class of shares is based on the values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including, as applicable, class-specific allocation/accrual of performance participation, amounts payable under promote incentive arrangements to our joint venture partners and any stockholder servicing fees applicable to such class of shares. We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following valuation methods are used for purposes of calculating our NAV:
•Investments in real property are valued by our independent valuation advisor, and independent third-party appraisal firms using the income approach’s discounted cash flow method. The discounted cash flow considers all contractual rent payments over the life of the lease term, projected operating expenses and leasing costs, offset by any capitalized expenditures. Our independent valuation advisor and independent third-party appraisers may supplement the discounted cash flow analysis with a sales comparison approach and the income approach’s direct capitalization method, but typically reconcile to the discounted cash flow method.
•Investments in real estate-related securities are valued by the Advisor based on market quotations or at fair value determined in accordance with GAAP. We generally determine the fair value of our investments in real estate-related and other securities by utilizing third-party service providers whenever available.
•Liabilities include the fees payable to the Advisor and the Dealer Manager, any accrued performance participation allocation to the Special Limited Partner, accounts payable, accrued operating expenses, mortgages, any portfolio-level credit facilities, subscriptions received in advanced and other liabilities. NAV reflects the impact of our Amended and Restated Expense Limitation and Reimbursement Agreement with our Advisor, pursuant to which the Advisor has agreed to waive and/or pay specified operating expenses so that such expenses do not exceed 0.50% of net assets (annualized) during the limitation period. Any excess expense waived or paid by the Advisor is not recognized as an expense in NAV until it is probable that we will reimburse the Advisor. We generally include the carrying amounts which approximate fair value due to their liquid and short-term nature. Mortgages and other long-term debt are valued at fair value on a monthly basis by an independent valuation services firm, typically utilizing a discounted cash flow analysis from a market participant perspective.
The following table provides a breakdown of the major components of our NAV as of December 31, 2025 ($ and shares in thousands):

Components of NAV	December 31, 2025
Investments in real estate	$422,444
Investments in real estate-related securities	38,134
Cash and cash equivalents	8,804
Restricted cash	20,816
Other assets	3,581
Dividend payable	(832)
Other liabilities	(7,692)
Subscriptions received in advance	(19,150)
Mortgages, net of deferred financing costs	(231,698)
Accrued performance participation allocation	(10)
Management fee payable	(170)
Non-controlling interests in joint ventures	(15,474)
Net asset value	$218,753
Number of outstanding shares of common stock	19,128

The following table provides a breakdown of our total NAV and NAV per share of common stock by class as of December 31, 2025 ($ and shares in thousands, except per share data):

NAV Per Share	Class I	Class F-I	Class P (1)	Total
Net asset value	$1,288	$15,377	$202,088	$218,753
Number of outstanding shares	115	1,397	17,616	19,128
NAV per share as of December 31, 2025	$11.18	$11.01	$11.47
________
(1)Class P shares are not sold as a part of the Offering.
Consistent with our disclosure in the prospectus regarding our NAV calculation, our investments in real estate are initially valued at cost. Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the December 31, 2025 valuation of our investments in real estate not valued at cost.

Property Type	Discount Rate	Exit Capitalization Rate
Community shopping center	8.12%	7.03%
Grocery-anchored shopping center	8.13%	6.75%
These assumptions are determined by our independent valuation advisor and reviewed by the Advisor. A change in these assumptions would impact the calculation of the value of our investments in real estate. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investments in real estate value:

Input	Hypothetical Change	Community Shopping Center Values	Grocery-Anchored Shopping Center Values
Discount Rate	0.25% decrease	1.63%	1.91%
(weighted average)	0.25% increase	(1.59)%	(1.91)%
Exit Capitalization Rate	0.25% decrease	2.03%	2.15%
(weighted average)	0.25% increase	(1.99)%	(2.03)%
The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV, and the adjustments to reconcile GAAP stockholders’ equity to our NAV are described in the footnotes to the table ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	December 31, 2025
Stockholders’ equity under GAAP	$179,236
Adjustments (1):
Advanced organization and offering costs (2)	10,774
Unrealized real estate and borrowings appreciation, net (3)	11,943
Accumulated depreciation and amortization (4)	17,784
Straight-line rent adjustment (5)	(984)
NAV	$218,753
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
Distribution Policy
We generally intend to distribute substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders each year to comply with the REIT provisions of the Code. We began declaring monthly distributions for each class of our common stock in June 2024. Distributions are generally paid 22 days after the end of the month in which such distribution was declared. Distributions are made on all classes of our common stock at the same time and each class of our common stock received the same aggregate gross distribution per share; however, the net distribution differs for each class because of different allocations of class-specific stockholder servicing fees. The table below details the net per share distribution for each of our share classes from inception through record date December 31, 2025:

Record Date	Class I	Class F-I	Class P
June 2024	$0.0435	$—	$0.0435
July 2024	0.0435	—	0.0435
August 2024	0.0435	0.0435	0.0435
September 2024	0.0435	0.0435	0.0435
October 2024	0.0435	0.0435	0.0435
November 2024	0.0435	0.0435	0.0435
December 2024	0.0435	0.0435	0.0435
January 2025	0.0435	0.0435	0.0435
February 2025	0.0435	0.0435	0.0435
March 2025	0.0435	0.0435	0.0435
April 2025	0.0435	0.0435	0.0435
May 2025	0.0435	0.0435	0.0435
June 2025	0.0435	0.0435	0.0435
July 2025	0.0435	0.0435	0.0435
August 2025	0.0435	0.0435	0.0435
September 2025	0.0435	0.0435	0.0435
October 2025	0.0435	0.0435	0.0435
November 2025	0.0435	0.0435	0.0435
December 2025	0.0435	0.0435	0.0435

The following table summarizes our distributions declared during the years ended December 31, 2025 and December 31, 2024 ($ in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash (1)	$4,407	49%	$1,503	61%
Reinvested in shares	4,653	51%	943	39%
Total distributions	$9,060	100%	$2,446	100%
Source of Distributions
Cash flows from operating activities	$9,060	100%	$2,446	100%
Total sources of distributions (2)	$9,060	100%	$2,446	100%
AFFO	$9,750		$4,191
__________
(1)     Distributions payable in cash include distributions declared and paid in cash of $3.6 million and $0.9 million during the years ended December 31, 2025 and December 31, 2024, respectively. Distributions declared but unpaid totaled $0.8 million and $0.6 million as of December 31, 2025 and December 31, 2024, respectively.
(2)     During the years ended December 31, 2025 and 2024, we received cash flows from operating activities in the amounts of $11.4 million and $5.1 million, respectively.
Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. Our distributions per share are summarized as follows:

	Ordinary income	Return of capital	Capital Gains
2025 Tax Year	2%	98%	—
2024 Tax Year	98%	—	2%
2023 Tax Year	—	—	—
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders in certain states or clients of certain participating broker-dealers will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Stockholders in certain states and clients of certain participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price at the time the distribution is payable (which will generally be equal to the Company’s prior month’s NAV per share). Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to the Company’s Class T shares, Class S shares and Class D shares are calculated based on the NAV for those share classes and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. Shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as shares purchased in the Offering.
Unregistered Sales of Equity Securities
All sales of unregistered securities during the year ended December 31, 2025 were previously disclosed.

Share Repurchase Plan
The Company has adopted a share repurchase plan whereby, on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of all share classes will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. The Company will only repurchase Class P shares, or other shares, held by Cohen & Steers after all other stockholder repurchase requests have been processed (except with respect to repurchases of shares of common stock that the Advisor receives in lieu of a management fee (including any units of the Operating Partnership that are subsequently converted to shares of our common stock)). We will only process repurchases of common stock held by the Special Limited Partner after all other stockholder repurchase requests have been processed. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, except shares that have not been outstanding for at least one year (or for certain Private Placement Shares, two years) would be repurchased at 95% of the transaction price (the “Early Repurchase Deduction”) (subject to certain exceptions). If the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis after the Company has repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
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
During the three months ended December 31, 2025, the Company repurchased Class P shares in the following amounts:

Month of	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as Percentage of NAV (1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (2)
October 2025	—	$—	—	—	—
November 2025	54,521	11.46	54,521	0.3%	—
December 2025	—	—	—	—	—
Total	54,521	$11.46	54,521	N/M	—
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
We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in a manner that we believe allows our operating results to reflect the specific characteristics of our business by adjusting for items we view as not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of deferred financing costs, (iii) unrealized (gains) losses from derivative contracts, net, (iv) unrealized gains or losses from changes in the fair value of real estate-related securities, (v) organization costs, (vi) amortization of restricted share awards, (vii) non-cash performance participation allocation, (viii) amortization of above- and below-market lease intangibles and (ix) amounts attributable to non-controlling interests related to adjustments.
FFO and AFFO should not be considered to be more relevant or accurate than the GAAP methodology in calculating net income (loss) or in evaluating our operating performance. In addition, FFO and AFFO should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO and AFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. In addition, our methodology for calculating AFFO may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported AFFO may not be comparable to the AFFO reported by other companies.
The following table presents a reconciliation of net income (loss) attributable to common stockholders under GAAP to FFO and AFFO ($ in thousands):

	Years Ended December 31,
	2025	2024
Net income (loss) attributable to common stockholders	$(3,423)	$(3,090)
Adjustments to arrive at FFO:
Depreciation and amortization	16,401	5,204
Amount attributable to non-controlling interests for above adjustments	(999)	(218)
FFO attributable to common stockholders	$11,979	$1,896
Adjustments to arrive at AFFO:
Straight-line rental income	(951)	(115)
Amortization of deferred financing costs	270	41
Unrealized (gains) losses from derivative contracts, net	75	—
Unrealized (gains) losses from real estate-related securities, net	(87)	613
Organization expenses	—	1,852
Amortization of restricted share awards	173	142
Amortization of above- and below-market lease intangibles, net	(1,870)	(259)
Amount attributable to non-controlling interests for above adjustments	161	21
AFFO attributable to common stockholders	$9,750	$4,191

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Section of the Annual Report on Form 10-K discusses 2025 and 2024 items and year to year comparison between 2025 and 2024. For the discussion of 2024 compared to 2023, see “Part II. Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the year ended December 31, 2024, which specific discussion is incorporated by reference.
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
On February 21, 2023, the SEC declared effective our registration statement for our initial public offering for up to $3.0 billion in shares of common stock. Our initial public offering terminated upon the commencement of our second public offering, which we commenced on January 30, 2026. Pursuant to our Offering, we are offering on a continuous basis up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering and up to $0.6 billion in shares pursuant to our distribution reinvestment plan. We are offering any combination of our Class T shares, Class S shares, Class D shares, Class I shares and Class F-I shares, with a dollar value up to the maximum offering amount. Class F-I shares are offered to all investors through June 30, 2026, following which Class F-I shares will be offered only to investors or clients of a financial intermediary that, in the aggregate, held at least $10.0 million in Class F-I shares as of June 30, 2026, unless such minimum is waived by the Dealer Manager, and through our distribution reinvestment plan. We reserve the right to extend the offering of Class F-I shares beyond June 30, 2026 in our sole discretion. We are not currently offering any of our Class F-T shares, Class F-S shares or Class F-D shares in any offering.

The Company is also conducting a private offering of our Private Placement Shares to Cohen & Steers and its affiliates (for Class P shares only) and certain persons that are accredited investors, as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. Certain of the Private Placement Shares are not subject to upfront selling commissions, dealer manager fees, stockholder servicing fees and/or performance participation. The Private Placement Shares sold in the Company’s private offering are not being offered to the public. In addition to its $0.2 million investment in Class I shares, Cohen & Steers has committed to invest $124.8 million through the Advisor in Class P shares for an aggregate of $125.0 million. As of March 17, 2026, we had received cumulative net proceeds of $207.4 million, including proceeds received pursuant to our distribution reinvestment plan, from the sale of shares of our Class P common stock in our private offerings, of which of which $75.1 million represented net proceeds from sales of Class P shares to the Advisor. The Company can call the remaining $49.7 million of the Advisor’s $124.8 million commitment to purchase Class P shares at any time. As of December 31, 2025, the Company had not sold any Class B, Class R-I, Class R-S, Class M-I or Class M-S shares. From January 1, 2026 to March 17, 2026, we had received cumulative net proceeds of $9.7 million, including proceeds received pursuant to our distribution reinvestment plan, from the sale of shares of our Class B, Class R-I and Class R-S common stock in our private offerings.
We have contributed and intend to contribute the net proceeds from the Offering and our private offering to the Operating Partnership in respect of a corresponding number of Class T, Class S, Class D, Class I, Class F-I, Class P, Class B, Class M-I, Class M-S, Class R-I and Class R-S units of the Operating Partnership. The Operating Partnership uses the net proceeds received from us to make investments and pay fees and expenses attributable to our operations in accordance with our investment strategy and policies.
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

2025 Highlights
Operating Results
•We declared monthly distributions totaling $9.1 million during the year ended December 31, 2025.
•The details of our annualized distribution rates and total returns for share classes that had shares outstanding for the full year ended December 31, 2025 are shown in the following table:

	Class I	Class F-I	Class P
Annualized Distribution Rate (1)	4.66%	4.75%	4.54%
Year-to-Date Total Return (2)	8.00%	7.78%	8.86%
Inception-to Date Total Return (2)	9.94%	8.80%	11.31%
___________
(1)     Distribution rate reflects the December 31, 2025 distribution for such share class annualized and divided by the prior month’s NAV for such share class, which is inclusive of all fees and expenses.
(2)     Total return is calculated as the change in NAV per share from the beginning of the applicable period, plus the amount of any distribution per share (assuming reinvestment of distributions pursuant to the Company’s distribution reinvestment plan) divided by the NAV per share at the beginning of the period. Inception-to-date returns are annualized. The inception date for the Class I and Class P shares was January 11, 2024 and the inception date for Class F-I shares was August 1, 2024.
Capital Raising
•We have raised net proceeds of $15.4 million from the Offering during the year ended December 31, 2025, including proceeds received pursuant to our distribution reinvestment plan.
•We raised net proceeds of $54.6 million from our private offering of Class P shares to accredited investors and the Advisor in a private placement during the year ended December 31, 2025, including proceeds received pursuant to our distribution reinvestment plan.
Investments and Financing
•On January 17, 2025, we completed the purchase of a grocery-anchored shopping center in Orlando, Florida, commonly known as Oak Grove Shoppes, through our programmatic joint venture between us and Phillips Edison & Company (“PECO”). Through our ownership interest in the joint venture, we indirectly own an 80% interest in the property. The total purchase price was $40.2 million, including acquisition costs. We partially financed the acquisition with a $24.3 million 7-year fixed-rate loan. The loan has a fixed interest rate of 5.88% and is interest-only throughout the term.
•On August 1, 2025, we completed the purchase of a community shopping center in Phoenix, Arizona, commonly known as Deer Valley Towne Center, through our existing programmatic joint venture with The Sterling Organization, LLC. Through our ownership interest in the joint venture, we indirectly own a 99% interest in the property. The total purchase price was $34.0 million, including acquisition costs. On October 28, 2025, we partially financed the acquisition with a $18.9 million 5-year fixed-rate loan. The loan has a fixed interest rate of 5.31% and is interest-only throughout the term.
•On October 30, 2025, we completed the purchase of a grocery-anchored shopping center in Charlottesville, Virginia, commonly known as Rio Hill Shopping Center, through our programmatic joint venture with PECO. Through our ownership interest in the joint venture, we indirectly own an 80% interest in the property. The total purchase price was $52.2 million, including acquisition costs. We partially financed the acquisition with a $33.3 million 7-year fixed-rate loan. The loan has a fixed interest rate of 5.38% and is interest-only throughout the term.

•On December 5, 2025, we completed the purchase of a grocery-anchored shopping center in Bonita Springs, Florida, commonly known as Springs Plaza, through our programmatic joint venture with PECO. Through our ownership interest in the joint venture, we indirectly own an 80% interest in the property. The total purchase price was $34.2 million, including acquisition costs. We partially financed the acquisition with a $21.9 million 5-year variable-rate loan bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus 1.75% and structured as interest-only throughout the term. Concurrently, we entered into an interest rate swap agreement that effectively converts the loan’s variable interest to a fixed rate of 5.24% for the duration of the term.
•During the year ended December 31, 2025, we purchased $41.1 million of investments in real estate-related securities. We also received proceeds of $26.2 million from the sale of certain real estate-related securities, realizing a net gain on sale of $2.9 million.
Portfolio
Investments in Real Estate
The following table provides information regarding our real estate properties as of December 31, 2025:

Investment	Ownership Interest	Number of Properties	Location	Property Type	Acquisition Date	Sq. Ft. (in thousands)	Occupancy
Marketplace at Highland Village	99%	1	Dallas, TX	Community shopping center	January 22, 2024	207	93%
Des Peres Corners	80%	1	St. Louis, MO	Grocery-anchored shopping center	July 25, 2024	121	85%
Village on Pooler Parkway	99%	1	Savannah, GA	Community shopping center	September 18, 2024	142	100%
Bridgepointe Shopping Center	99%	1	San Mateo, CA	Community shopping center	December 20, 2024	227	100%
Oak Grove Shoppes	80%	1	Orlando, FL	Grocery-anchored shopping center	January 17, 2025	142	98%
Deer Valley Towne Center	99%	1	Phoenix, AZ	Community shopping center	August 1, 2025	159	96%
Rio Hill Shopping Center	80%	1	Charlottesville, VA	Grocery-anchored shopping center	October 30, 2025	286	89%
Springs Plaza Shopping Center	80%	1	Bonita Springs, FL	Grocery-anchored shopping center	December 5, 2025	195	99%
		8				1,479

The following table details the expiring leases at our real estate properties by annualized base rent as of December 31, 2025 ($ in thousands):

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of Total Annualized Base Rent Expiring
2026	14	$816	3%
2027	21	2,603	9%
2028	16	2,687	10%
2029	37	5,935	21%
2030	21	3,002	11%
2031	16	1,593	6%
2032	11	2,071	7%
2033	19	2,963	11%
2034	13	2,729	10%
2035	3	148	1%
Thereafter	12	3,189	11%
Total	183	$27,736	100%
___________
(1)     Annualized base rent (“ABR”) represents the annualized monthly contractual base rent for our properties as of December 31, 2025. ABR is presented on a pro-rata ownership basis.
Investments in Real Estate-Related Securities
The following table details our investments in real estate-related securities as of December 31, 2025 ($ in thousands):

	December 31, 2025
Type of Real Estate-Related Securities	Cost Basis	Fair Value
Common stock of publicly-listed REITs	$23,621	$22,744
Real estate-related debt securities	13,795	14,080
Preferred securities	1,323	1,310
Total Investments in real estate-related securities	$38,739	$38,134

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2025 and 2024 (in thousands, except per share data):

	For the Years Ended December 31,
	2025	2024	Change
Revenues
Rental revenue	$33,524	$8,277	$25,247
Total revenues	33,524	8,277	25,247
Expenses
Property operating	11,076	3,138	7,938
General and administrative	1,138	472	666
Organization expenses	—	1,852	(1,852)
Management fees	1,671	—	1,671
Performance participation allocation	10	7	3
Depreciation and amortization	16,401	5,204	11,197
Total expenses	30,296	10,673	19,623
Other income (expense), net
Realized and unrealized gains from real estate-related securities, net	2,899	269	2,630
Interest expense	(10,266)	(1,593)	(8,673)
Other income	850	579	271
Total other income (expense), net	(6,517)	(745)	(5,772)
Net loss	$(3,289)	$(3,141)	$(148)
Net income (loss) attributable to non-controlling interests	134	(51)	185
Net loss attributable to common stockholders	$(3,423)	$(3,090)	$(333)
Net loss per share of common stock - basic	$(0.20)	$(0.49)	$0.30
Net loss per share of common stock - diluted	$(0.20)	$(0.49)	$0.30
Weighted-average shares of common stock outstanding
Basic	17,256	6,252	11,004
Diluted	17,256	6,252	11,004
Rental Revenue, Property Operating Expenses, Depreciation and Amortization
The increase in rental revenue, property operating expenses and depreciation and amortization during the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily attributable to additional properties within our real estate portfolio. The current year’s results include a full year of operations from a total of eight properties acquired over the course of 2024 and 2025, whereas 2024 results reflect a partial year of operations from four properties acquired at various times during the year.
General and Administrative Expenses
The increase in general and administrative expenses for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily attributable to higher professional fees and higher net assets. As net assets increased, the Company absorbed more general & administrative expenses, pursuant to the Expense Limitation and Reimbursement Agreement.
Organization Expenses
The decrease in organization expense for the year ended December 31, 2025, compared to the year ended December 31, 2024, was attributable to the completion of the Company’s formation during the prior period as such costs are non-recurring in nature.

Management Fees
The management fee expense accrued during the year ended December 31, 2025, was based on the average NAV during the year. We accrued no management fees expense for the year ended December 31, 2024. The Advisor waived its management fee on shares issued in the initial public offering until January 31, 2025, and on shares issued in the private offering until April 30, 2025.
Other Income (Expense), Net
During the year ended December 31, 2025 and 2024, we recognized $6.5 million and $0.7 million of other income (expense), net, respectively. Realized and unrealized gains from real estate-related securities, net, increased due to a larger securities portfolio and improved market performance compared to the prior year. Interest expense, net, increased due to interest on mortgages on all our 2025 acquisitions, and a full year of interest expense from the mortgage financings in 2024.
Net Income (Loss) Attributable to Non-Controlling Interests
The increase in net income attributable to non-controlling interests for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily attributable to a joint venture partner’s promote interest earned during the period, as well as operating results from the eight properties in our portfolio, all of which are held through joint ventures.
Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, make distributions to our stockholders, repurchase shares of our common stock pursuant to our share repurchase plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness we may incur. Our offering and operating expenses include, among other things, the management fee we pay to the Advisor, the performance participation allocation that the Operating Partnership pays to the Special Limited Partner, stockholder servicing fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees.
We will reimburse the Advisor for certain out-of-pocket expenses in connection with our operations. The Advisor has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the earlier of (i) December 31, 2026 or (ii) the month that our aggregate NAV is at least $750 million. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months following such date. As of December 31, 2025 and December 31, 2024, the Advisor had incurred approximately $10.8 million and $8.4 million, respectively, of organization and offering expenses on our behalf.
Pursuant to an Amended and Restated Expense Limitation and Reimbursement Agreement, by and between the Company and the Advisor (the “Expense Limitation and Reimbursement Agreement”), until the earlier of (1) December 31, 2026 or (2) the month that the Company’s aggregate net asset value is at least $750 million (the “Limitation Period”), the Advisor has contractually agreed to waive its fees and/or reimburse expenses on our behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). We agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that we will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to the Limitation Period without the consent of our Board, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to our operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property-level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by us), (vii) taxes and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor).

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
As of March 17, 2026, approximately $49.7 million of the Advisor’s $124.8 million commitment to purchase Class P shares remained outstanding. We may call all or a portion of this commitment at any time.

The Company’s mortgage notes disclosed below are interest-only throughout their respective term, with balloon-payments owed at maturity. The following table provides a summary of the fixed-rate and variable-rate mortgage note indebtedness of the Company’s properties as of as of December 31, 2025 and December 31, 2024 ($ in thousands):

			Balance as of December 31,
Indebtedness	Interest Rate	Maturity Date	2025	2024
Marketplace at Highland Village	6.13%	October 1, 2034	$23,155	$23,155
Des Peres Corners	6.02%	August 1, 2034	23,160	23,160
Village on Pooler Parkway	6.14%	October 1, 2034	20,400	20,400
Bridgepointe Shopping Center	5.69%	January 1, 2035	70,000	70,000
Oak Grove Shoppes	5.88%	February 1, 2032	24,300	—
Deer Valley Towne Center	5.31%	November 1, 2030	18,850	—
Rio Hill Shopping Center	5.38%	November 1, 2032	33,296	—
Springs Plaza Shopping Center (1)	SOFR + 175bps	December 5, 2030	21,900	—
Total loans secured by real estate			235,061	136,715
Deferred financing costs, net			(3,305)	(1,819)
Mortgage notes, net			$231,756	$134,896
_________
(1)    The Company entered into a non-hedge interest rate swap on December 5, 2025 maturing on November 1, 2030, which fixed the rate at 5.24%.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Year Ended December 31,
	2025	2024
Cash flows provided by operating activities	$11,415	$5,086
Cash flows used in investing activities	(176,705)	(269,751)
Cash flows provided by financing activities	186,406	272,969
Net increase in cash and cash equivalents	$21,116	$8,304
Cash flows provided by operating activities were approximately $11.4 million for the year ended December 31, 2025, primarily as a result of income generated from our investments in real estate and real estate-related securities.
Cash flows used in investing activities were $176.7 million for the year ended December 31, 2025, primarily due to our acquisitions of real estate and purchases of real estate-related securities.
Cash flows provided by financing activities were $186.4 million for the year ended December 31, 2025, primarily due to $66.3 million of proceeds from the issuance of common stock and $98.3 million of proceeds from property-level financing, net of $1.5 million of deferred financing costs.
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

We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our exposure to interest rate risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2025, we had one mortgage with a principal balance of $21.9 million and a variable rate indexed to SOFR. We have executed an interest rate swap to pay a fixed rate on this mortgage.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Cohen & Steers Income Opportunities REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cohen & Steers Income Opportunities REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
March 17, 2026
We have served as the Company’s auditor since 2022.

FINANCIAL STATEMENTS
Consolidated Financial Statements
Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Balance Sheets
(in thousands - except share and per share data)

	December 31,
	2025	2024
ASSETS
Investments in real estate, net	$387,475	$231,416
Investments in real estate-related securities, at fair value	38,134	22,810
Lease intangible assets, net	53,634	34,275
Cash and cash equivalents	8,804	6,542
Restricted cash	20,816	1,962
Due from affiliate	107	195
Other assets	5,436	3,903
Total assets	$514,406	$301,103
LIABILITIES AND EQUITY
Mortgage notes, net	$231,756	$134,896
Lease intangible liabilities, net	50,905	24,959
Due to affiliate	10,954	8,420
Accounts payable, accrued expenses and other liabilities	27,679	4,477
Total liabilities	$321,294	$172,752
Commitments and Contingencies (see Note 14)
Equity
Preferred Stock, $0.01 par value per share, 100,000,000 shares authorized; and none issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	$—	$—
Common Stock- Class P shares, $0.01 par value per share, 800,000,000 shares authorized; and 17,615,306 and 12,729,019 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	176	127
Common Stock- Class I shares, $0.01 par value per share, 600,000,000 shares authorized; and 115,243 and 60,906 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1	1
Common Stock- Class F-I shares, $0.01 par value per share, 100,000,000 shares authorized; and 1,397,246 and 22,394 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	13	—
Common Stock- Classes T, S, D, F-T, F-S, F-D, B, M-I, M-S, R-I, and R-S, $0.01 par value per share, no shares issued and outstanding as of December 31, 2025 and December 31, 2024 (see Note 11 for shares authorized)	—	—
Additional paid-in capital	197,234	129,435
Accumulated deficit	(18,188)	(5,705)
Total stockholders’ equity	179,236	123,858
Non-controlling interests	13,876	4,493
Total equity	193,112	128,351
Total liabilities and equity	$514,406	$301,103
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Operations
(in thousands - except share and per share data)

	For the Years Ended December 31,
	2025	2024	2023
Revenues
Rental revenue	$33,524	$8,277	$—
Total revenues	33,524	8,277	—
Expenses
Property operating	11,076	3,138	—
General and administrative	1,138	472	169
Organization expenses	—	1,852	—
Management fees	1,671	—	—
Performance participation allocation	10	7	—
Depreciation and amortization	16,401	5,204	—
Total expenses	30,296	10,673	169
Other income (expense), net
Realized and unrealized gains from real estate-related securities, net	2,899	269	—
Interest expense	(10,266)	(1,593)	—
Other income	850	579	—
Total other income (expense), net	(6,517)	(745)	—
Net loss	$(3,289)	$(3,141)	$(169)
Net income (loss) attributable to non-controlling interests	134	(51)	—
Net loss attributable to common stockholders	$(3,423)	$(3,090)	$(169)
Net loss per share of common stock - basic	$(0.20)	$(0.49)	$(8.46)
Net loss per share of common stock - diluted	$(0.20)	$(0.49)	$(8.46)
Weighted-average shares of common stock outstanding
Basic	17,256	6,252	20
Diluted	17,256	6,252	20
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Common Stock Class I	Common Stock Class F-I	Common Stock Class P	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2022	$—	$—	$—	$200	$—	$200	$—	$200
Amortization of restricted stock grants	—	—	—	169	—	169	—	169
Net loss	—	—	—	—	(169)	(169)	—	(169)
Balance at December 31, 2023	$—	$—	$—	$369	$(169)	$200	$—	$200
Common stock issued	1	—	126	134,543	—	134,670	—	134,670
Distributions declared on common stock	—	—	—	—	(2,446)	(2,446)	—	(2,446)
Distribution reinvestments	—	—	1	942	—	943	—	943
Offering costs	—	—	—	(6,561)	—	(6,561)	—	(6,561)
Amortization of restricted stock grants	—	—	—	142	—	142	—	142
Net loss	—	—	—	—	(3,090)	(3,090)	(51)	(3,141)
Contributions from non-controlling interests	—	—	—	—	—	—	4,630	4,630
Distributions to non-controlling interests	—	—	—	—	—	—	(86)	(86)
Balance at December 31, 2024	$1	$—	$127	$129,435	$(5,705)	$123,858	$4,493	$128,351
Common stock issued	—	13	46	66,400	—	66,459	—	66,459
Distributions declared on common stock	—	—	—	—	(9,060)	(9,060)	—	(9,060)
Distribution reinvestments	—	—	4	4,923	—	4,927	—	4,927
Offering costs	—	—	—	(2,362)	—	(2,362)	—	(2,362)
Amortization of restricted stock grants	—	—	—	173	—	173	—	173
Net income (loss)	—	—	—	—	(3,423)	(3,423)	134	(3,289)
Repurchase of common stock	—	—	(1)	(1,335)	—	(1,336)	—	(1,336)
Contributions from non-controlling interests	—	—	—	—	—	—	10,031	10,031
Distributions to non-controlling interests	—	—	—	—	—	—	(782)	(782)
Balance at December 31, 2025	$1	$13	$176	$197,234	$(18,188)	$179,236	$13,876	$193,112

The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(3,289)	$(3,141)	$(169)
Adjustments to net loss:
Depreciation and amortization	16,401	5,204	—
Unrealized gains/(losses) on changes in fair value of real estate-related securities, net	(87)	613	—
Realized gains on sale of real estate-related securities, net	(855)	(552)	—
Amortization of above- and below-market lease intangibles, net	(1,870)	(259)	—
Straight-line rent adjustments	(951)	(115)	—
Amortization of deferred financing costs	270	41	—
Amortization of restricted share grants	173	142	169
Changes in assets and liabilities:
Other assets	(2,168)	(1,761)	—
Due from affiliate	88	57	(252)
Due to affiliate	172	1,859	—
Accounts payable, accrued expenses and other liabilities	3,531	2,998	252
Net cash provided by operating activities	11,415	5,086	—
Cash flows from investing activities:
Acquisition of real estate	(158,967)	(245,471)	—
Capital improvements on real estate	(2,832)	(156)	—
Deposits on real estate-related acquisitions	—	(1,764)	—
Purchases of real estate-related securities	(41,086)	(30,827)	—
Proceeds from sale of real estate-related securities	26,180	8,467	—
Net cash used in investing activities	(176,705)	(269,751)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	66,346	134,670	—
Repurchase of common stock	(1,336)	—	—
Contributions from non-controlling interests	10,031	4,630	—
Distributions paid on common stock	(3,856)	(945)	—
Distributions to non-controlling interests	(782)	(86)	—
Proceeds from subscriptions received in advance	19,150	113	—
Proceeds from mortgage notes	98,346	136,715	—
Payment of financing costs on mortgage notes	(1,493)	(2,128)	—
Net cash provided by financing activities	186,406	272,969	—
Net change in cash, cash equivalents and restricted cash	21,116	8,304	—
Cash, cash equivalents and restricted cash, at the beginning of the period	8,504	200	200
Cash, cash equivalents and restricted cash, at the end of the period	$29,620	$8,504	$200

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Cash Flows
(Continued)
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$8,804	$6,542	$200
Restricted cash	20,816	1,962	—
Total cash and cash equivalents and restricted cash	$29,620	$8,504	$200
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,221	$1,213	$—
Supplemental disclosure of non-cash investing and financing activities:
Accrued offering costs due to affiliate	$2,362	$6,561	$—
Accrued distributions	$833	$558	$—
Distribution reinvestments	$4,927	$943	$—
Accrued capital expenditures	$502	$—	$—
Accrued purchases of real estate-related securities	$—	$511	$—

The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Notes to Consolidated Financial Statements
Note 1: Organization
Cohen & Steers Income Opportunities REIT, Inc. (the “Company”) was formed on July 18, 2022, as a Maryland corporation and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to invest primarily in high-quality, stabilized real estate assets within the United States (“U.S.”) and, to a lesser extent, in real estate-related securities (including listed REITs), preferred equity and debt instruments to provide current income, additional appreciation potential and a source of liquidity for the Company’s share repurchase plan, cash management and other purposes. The Company is the sole general partner of Cohen & Steers Income Opportunities REIT Operating Partnership, L.P., a Delaware limited partnership (“CNSREIT OP” or the “Operating Partnership”), which was formed on July 22, 2022. Cohen & Steers Income Opportunities REIT Special Limited Partner, LP (formerly, Cohen & Steers Income Opportunities REIT Special Limited Partner, LLC), an affiliate of Cohen & Steers, Inc., was formed on July 22, 2022, as a Delaware limited partnership (the “Special Limited Partner”), and owns a special limited partner interest in CNSREIT OP. Substantially all of the Company’s business is conducted through CNSREIT OP. The Company and CNSREIT OP are externally managed by Cohen & Steers Capital Management, Inc., a New York corporation (the “Advisor”). The Advisor is a subsidiary of Cohen & Steers, Inc. (together with its subsidiaries, “Cohen & Steers”).
On February 21, 2023, the Securities and Exchange Commission (the “SEC”) declared effective our registration statement for our initial public offering for up to $3.0 billion in shares of common stock. Our initial public offering terminated upon the commencement of our second public offering, which we commenced on January 30, 2026 (the "Offering"). Pursuant to our Offering, we are offering on a continuous basis up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering and up to $0.6 billion in shares pursuant to our distribution reinvestment plan. We are offering any combination of our Class T shares, Class S shares, Class D shares, Class I shares and Class F-I shares, with a dollar value up to the maximum offering amount. Class F-I shares are offered to all investors through June 30, 2026, following which Class F-I shares will be offered only to investors or clients of a financial intermediary that, in the aggregate, held at least $10.0 million in Class F-I shares as of June 30, 2026, unless such minimum is waived by Cohen & Steers Securities, LLC (the “Dealer Manager”), and through our distribution reinvestment plan. We reserve the right to extend the offering of Class F-I shares beyond June 30, 2026 in our sole discretion. We are not currently offering any of our Class F-T shares, Class F-S shares or Class F-D shares in any offering.
The Company is also conducting a private offering of its Class P, Class B, Class R-I, Class R-S, Class M-I and Class M-S shares (the “Private Placement Shares”) to Cohen & Steers and its affiliates (for Class P shares only) and certain persons that are accredited investors, as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. Certain of the Private Placement Shares are not subject to upfront selling commissions, dealer manager fees, stockholder servicing fees and/or performance participation. The Private Placement Shares sold in the Company’s private offering are not being offered to the public. In addition to its $0.2 million investment in Class I shares, Cohen & Steers has committed to invest $124.8 million through the Advisor in Class P shares for an aggregate investment of $125.0 million. As of December 31, 2025, the Company had received cumulative net proceeds of $189.8 million, including proceeds received pursuant to our distribution reinvestment plan, from the sale of shares of our Class P common stock in our private offering, of which $75.1 million represented net proceeds from sales of Class P shares to the Advisor. The Company can call the remaining $49.7 million of the Advisor’s $124.8 million commitment to purchase Class P shares at any time. As of December 31, 2025, the Company had not sold any Class B, Class R-I, Class R-S, Class M-I or Class M-S shares.
As of December 31, 2025, the Company owned eight properties and held a portfolio of real estate-related securities. The Company currently operates in two reportable segments: real estate and real estate-related securities. See Note 12 for additional information.
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
There is no other comprehensive income (loss) for the years ended December 31, 2025, 2024 or 2023, resulting in comprehensive loss equaling net loss. Accordingly, the statements of other comprehensive income (loss) are not presented.
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
As of December 31, 2025 and December 31, 2024 the Company held interests in two joint ventures that it consolidates.
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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of December 31, 2025 and December 31, 2024, the Company held $8.8 million and $6.5 million in cash and cash equivalents, respectively.

Restricted Cash
Restricted cash primarily consists of (i) funds received by the Company’s transfer agent in the name of the Company for subscriptions prior to their effective date and (ii) amounts in escrow related to real estate taxes, insurance and other lender restrictions in connection with mortgages at the Company’s properties. The Company held $20.8 million and $2.0 million in restricted cash as of December 31, 2025 and December 31, 2024, respectively.
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
Real estate assets will be evaluated for impairment on a quarterly basis or when there is an event or change in circumstances that indicates the carrying amount of an asset may not be recoverable. The Company will consider the following factors when performing its impairment analysis: (i) management, having the authority to approve the action, commits to a plan to sell the asset; (ii) significant negative industry and economic outlook or trends; (iii) expected material costs necessary to extend the life of or operate the real estate asset; (iv) the Company’s ability to hold and dispose of the real estate asset in the ordinary course of business; and (v) property-specific factors, including but not limited to, physical condition, needed repairs or improvements and any operating impediments that may affect the real estate asset’s performance or value. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions, including consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. During the periods presented, the Company did not incur any impairment charges.
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
As of December 31, 2025, the Advisor and its affiliates had advanced approximately $10.8 million of organization and offering expenses on the Company’s behalf. Organizational expenses are expensed as incurred and offering expenses are charged to stockholders’ equity, as such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Offering and any private placement offering.
Derivative Instruments
The Company uses a derivative financial instrument in the form of an interest rate swap to manage ongoing risks from fluctuations in interest rates. The Company records its derivative instrument at fair value and such instrument is reflected in accounts payable, accrued expenses and other liabilities on the Company's consolidated balance sheets. Any changes in the fair value of such derivative instrument is recorded as a component of other income on the Company's consolidated statements of operations. Such interest rate swap is not designated as a hedging instrument.
Earnings per Share
Basic earnings per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) for the period by the weighted average number of common stock and common stock equivalents outstanding (unless their effect is antidilutive) for the period. For the years ended December 31, 2025, 2024 and 2023, the Company was in a net loss position and thus, the inclusion of the restricted independent director grants would be anti-dilutive. All classes of common stock are allocated net income (loss) at the same rate per share and receive the same gross distribution per share.

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
As of December 31, 2025, the Company’s investments in listed securities, which are primarily in common stock of publicly-listed REITs and real estate-related preferred securities, are recorded at fair value based on the closing price as reported by the applicable national securities exchange and have been classified as Level 1.
The Company’s investments classified as Level 2 consisted of real estate-related debt securities and derivatives. Fair values were generally determined using third-party pricing services. The pricing services may utilize pricing models that vary by asset class and incorporate available trade, bid and other market information. The Company's derivative financial instruments consist of an interest rate swap. The fair value of the Company’s interest rate swap was estimated using information provided by a third-party valuation service provider based on contractual cash flows and interest calculations using the appropriate discount rate.
The following tables detail the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024 ($ in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Common stock of publicly listed REITs	$22,744	$—	$—	$22,744
Real estate-related preferred securities	1,310	—	—	1,310
Real estate-related debt securities	—	14,080	—	14,080
Total	$24,054	$14,080	$—	$38,134

Liabilities:
Interest rate swap (1)	$—	$75	$—	$75
Total	$—	$75	$—	$75
_________
(1)     The interest rate swap is presented within accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. The amount reflects the fair value of the derivative liability and is presented net of amounts receivable from the counterparty.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Common stock of publicly listed REITs	$11,040	$—	$—	$11,040
Real estate-related preferred securities	862	—	—	862
Real estate-related debt securities	—	10,908	—	10,908
Total	$11,902	$10,908	$—	$22,810
The Company did not have any derivatives contracts as of December 31, 2024.
The Company’s carrying values of cash and cash equivalents, restricted cash, other assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short-term nature of these instruments.
The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the consolidated balance sheets as of December 31, 2025 and December 31, 2024 ($ in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes (1)	$235,061	$235,002	$136,715	$135,584
Total	$235,061	$235,002	$136,715	$135,584
_________
(1)     The Company determined the estimated fair value of its properties’ mortgage notes using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates consider interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of December 31, 2025 and December 31, 2024, the carrying value of the properties’ mortgage notes disclosed above excludes unamortized deferred financing costs of $3.3 million and $1.8 million, respectively.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures, requiring all public business entities to provide additional disclosure of the nature of expenses included in the consolidated statements of income. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim reporting periods beginning after December 15, 2027, on a prospective basis, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
Note 3: Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2025	December 31, 2024
Buildings and improvements	$286,033	$158,570
Land	109,289	74,268
Total	395,322	232,838
Accumulated depreciation	(7,847)	(1,422)
Investment in real estate, net	$387,475	$231,416

The Company acquired the following properties during the year ended December 31, 2025 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Property Type	Acquisition Date	Purchase Price (1)
Oak Grove Shoppes	80%	1	Orlando, FL	Grocery-anchored shopping center	January 17, 2025	$40,181
Deer Valley Towne Center	99%	1	Phoenix, AZ	Community shopping center	August 1, 2025	34,032
Rio Hill Shopping Center	80%	1	Charlottesville, VA	Grocery-anchored shopping center	October 30, 2025	52,200
Springs Plaza Shopping Center	80%	1	Bonita Springs, FL	Grocery-anchored shopping center	December 5, 2025	34,229
		4				$160,642
_________
(1)     Purchase price includes transaction costs and other acquisition-related adjustments.
The Company acquired the following properties during the year ended December 31, 2024 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Property Type	Acquisition Date	Purchase Price (1)
Marketplace at Highland Village	99%	1	Dallas, TX	Community shopping center	January 22, 2024	$42,331
Des Peres Corners	80%	1	St. Louis, MO	Grocery-anchored shopping center	July 25, 2024	38,405
Village on Pooler Parkway	99%	1	Savannah, GA	Community shopping center	September 18, 2024	37,321
Bridgepointe Shopping Center	99%	1	San Mateo, CA	Community shopping center	December 20, 2024	127,433
		4				$245,490
_________
(1)     Purchase price includes transaction costs and other acquisition-related adjustments.
The following table summarizes the purchase price allocation for the properties acquired during the years ended December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025	December 31, 2024
Buildings and improvements	$124,222	$158,387
Land	35,021	74,268
In-place lease intangibles	28,991	37,361
Above-market lease intangibles	472	839
Below-market lease intangibles	(28,064)	(25,365)
Total purchase price	$160,642	$245,490

The weighted-average amortization periods for lease intangible assets and liabilities acquired in connection with the Company’s acquisitions during the year ended December 31, 2025 were as follows:

	In-place lease intangibles	Above-market lease intangibles	Below-market lease intangibles (1)
Weighted-average amortization periods (in years)	8.0	6.1	26.0
_________
(1)Amortization period assumes the exercise of any below-market lease options.
The weighted-average amortization periods for lease intangible assets and liabilities acquired in connection with the Company’s acquisitions during the year ended December 31, 2024 were as follows:

	In-place lease intangibles	Above-market lease intangibles	Below-market lease intangibles (1)
Weighted-average amortization periods (in years)	6.0	6.0	19.4
_________
(1)Amortization period assumes the exercise of any below-market lease options.
Note 4. Investments in Real Estate-Related Securities
As of December 31, 2025 and 2024, the Company’s investments primarily consist of real estate-related securities, including shares of common stock of publicly listed REITs, real estate-related preferred securities and real estate-related debt securities. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its consolidated balance sheets.
The following table summarizes the Company’s investments in real estate-related securities ($ in thousands):

	Equity Securities (1)	Debt Securities (1)	Total
Balance as of December 31, 2023	$—	$—	$—
Additions	17,220	14,118	31,338
Dispositions	(5,242)	(3,225)	(8,467)
Unrealized losses on changes in fair value of real estate-related securities, net	(558)	(55)	(613)
Realized gains on sale of real estate-related securities, net	482	70	552
Balance as of December 31, 2024	$11,902	$10,908	$22,810
Additions	33,684	6,893	40,577
Dispositions	(21,971)	(4,224)	(26,195)
Unrealized gains (losses) on changes in fair value of real estate-related securities, net	(332)	419	87
Realized gains on sale of real estate-related securities, net	771	84	855
Balance as of December 31, 2025	$24,054	$14,080	$38,134
_________
(1)    Equity securities represent common stock of publicly-traded REITs and real estate-related preferred securities. Debt securities represent real estate-related debt securities.

The following table summarizes the components of realized and unrealized gains (losses) from real estate-related securities, net during the years ended December 31, 2025 and 2024 ($ in thousands):

	For the Years Ended December 31,
	2025	2024
Unrealized gains (losses), net	$87	$(613)
Realized gains, net	855	552
Dividend and interest income (1)	1,957	330
Total	$2,899	$269
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
Note 5: Intangibles
Lease intangibles are amortized over the remaining lease terms from which they were derived. The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease intangible assets
In-place lease	$65,836	$(13,118)	$52,718
Above-market lease	1,236	(320)	916
Total intangible assets	$67,072	$(13,438)	$53,634
Lease intangible liabilities
Below-market lease	(53,389)	2,484	(50,905)
Total intangible liabilities	$(53,389)	$2,484	$(50,905)

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease intangible assets
In-place lease	$37,352	$(3,769)	$33,583
Above-market lease	839	(147)	692
Total intangible assets	$38,191	$(3,916)	$34,275
Lease intangible liabilities
Below-market lease	(25,365)	406	(24,959)
Total intangible liabilities	$(25,365)	$406	$(24,959)

The estimated future amortization on the Company’s lease intangibles for each of the next five years and thereafter as of December 31, 2025 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Intangibles
2026	$12,064	$255	$(3,082)
2027	10,220	194	(3,050)
2028	7,807	161	(2,960)
2029	5,920	99	(2,903)
2030	4,257	55	(2,847)
Thereafter	12,450	152	(36,063)
	$52,718	$916	$(50,905)
Note 6: Other Assets and Liabilities
The following table summarizes the components of other assets ($ in thousands):

	December 31,
	2025	2024
Receivables - property	$2,660	$1,266
Straight-line rent receivable	1,066	115
Leasing costs, net	896	—
Tenant inducement costs, net	395	—
Receivables - real estate-related securities	303	244
Other	101	247
Prepaid financing costs (1)	15	267
Deposits and other pending acquisition costs	—	1,764
Total	$5,436	$3,903
_________
(1)    Costs paid in advance relate to future property-related financing. Such costs are not amortized until the related borrowing is made.
The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	December 31,
	2025	2024
Subscriptions received in advance	$19,150	$113
Accounts payable and accrued expenses	3,876	2,038
Accrued interest expense	1,114	275
Prepaid rent	976	482
Real estate taxes payable	845	719
Distribution payable (1)	833	558
Security deposits - property	804	292
Other	81	—
Total	$27,679	$4,477
_________
(1)    Included in distributions payable as of December 31, 2025 and 2024 are $0.3 million, representing distributions declared on shares held by the Advisor.

Note 7: Mortgage Notes
The following is a summary of the non-recourse mortgage notes secured by the Company’s properties ($ in thousands):

			Balance as of December 31,
Indebtedness	Interest Rate	Maturity Date	2025	2024
Marketplace at Highland Village	6.13%	October 1, 2034	$23,155	$23,155
Des Peres Corners	6.02%	August 1, 2034	23,160	23,160
Village on Pooler Parkway	6.14%	October 1, 2034	20,400	20,400
Bridgepointe Shopping Center	5.69%	January 1, 2035	70,000	70,000
Oak Grove Shoppes	5.88%	February 1, 2032	24,300	—
Deer Valley Towne Center	5.31%	November 1, 2030	18,850	—
Rio Hill Shopping Center	5.38%	November 1, 2032	33,296	—
Springs Plaza Shopping Center (1)	SOFR + 175bps	December 5, 2030	21,900	—
Total loans secured by real estate			235,061	136,715
Deferred financing costs, net			(3,305)	(1,819)
Mortgage notes, net			$231,756	$134,896
_________
(1)    The Company entered into a non-hedge interest rate swap on December 5, 2025 maturing on November 1, 2030, which fixed the rate at 5.24%.
The Company’s mortgage notes disclosed above are interest-only throughout their respective term, with balloon payments owed at maturity.
The following table details the future principal payments due under the mortgage notes as of December 31, 2025 ($ in thousands):

Year	Mortgage Notes
2026	$—
2027	—
2028	—
2029	—
2030	40,750
Thereafter	194,311
Total future principal payments	$235,061
The Company is subject to various financial and operational covenants under certain of its mortgage notes. The Company was in compliance with all of its loan covenants as of December 31, 2025.
Note 8: Leases
Lessor
Income from fixed lease payments for operating leases is recognized on a straight-line basis over the non-cancelable term of the lease and is considered to be the fixed component of the operating leases. The variable components primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance and common area maintenance costs.

Lease income related to operating leases recognized and included in the consolidated statements of operations is as follows ($ in thousands):

	For the Years Ended December 31,
	2025	2024
Lease income — fixed	$23,670	$5,794
Lease income — variable	7,984	2,224
Total operating lease income (1)	$31,654	$8,018
___________
(1)    The table above does not include above- and below-market intangible lease amortization of $1.9 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively (see Note 5).
To the extent the Company has a significant concentration of revenues from any single tenant, the inability of that tenant to make its payment could have an adverse effect on the Company. There were no tenants that made up over 10% of the Company’s aggregate Annualized Base Rent (“ABR”) as of December 31, 2025 and December 31, 2024.
The following table presents the undiscounted future minimum rents the Company expects to receive for its properties as of December 31, 2025 ($ in thousands):

Year	Future Minimum Rents
2026	$29,896
2027	28,962
2028	25,983
2029	22,061
2030	17,222
Thereafter	64,667
Total	$188,791
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

Pursuant to an Amended and Restated Expense Limitation and Reimbursement Agreement, by and between the Company and the Advisor (the “Expense Limitation and Reimbursement Agreement”), until the earlier of (1) December 31, 2026 or (2) the month that the Company’s aggregate net asset value is at least $750.0 million (the “Limitation Period”) the Advisor has contractually agreed to waive its fees and/or reimburse expenses on the Company’s behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized or, if a lower expense limit is then in effect, such lower limit). The Company has agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that the Company will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to the Limitation Period without the consent of the Board, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to the Company’s operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property-level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor). During the years ended December 31, 2025, 2024 and 2023 the Company incurred general and administrative expenses (other than stock compensation expense) of approximately $2.2 million, $2.0 million and $1.2 million, respectively. Pursuant to the Expense Limitation and Reimbursement Agreement, $1.2 million, $1.7 million and $1.2 million of these expenses for the years ended December 31, 2025, 2024 and 2023, respectively, were reimbursable by the Advisor as they were considered Specified Expenses that exceeded 0.50% of net assets (annualized) and are thus not recognized on the Company’s consolidated statements of operations. As of December 31, 2025, the due from affiliate amount of $0.1 million represents amounts yet to be reimbursed by the Advisor to the Company. The Company recorded stock compensation expense of $0.2 million and $0.1 million during the years ended December 31, 2025 and December 31, 2024, respectively which reflects the amortization of the restricted share awards granted to the independent directors.
The Company incurred general and administrative expenses (other than stock compensation expense) of approximately $5.4 million from February 21, 2023 (the date the registration statement for the Company’s initial public offering was declared effective by the SEC) through December 31, 2025. Pursuant to the Expense Limitation and Reimbursement Agreement, approximately $4.1 million of these expenses are reimbursable by the Advisor and are thus not reflected as general and administrative expenses in the Company’s consolidated statements of operations since it is not probable (as of December 31, 2025) that the Company’s Specified Expenses will be less than 0.5% of net assets (annualized) within three years after the month in which the Specified Expenses were incurred and deemed reimbursable.
The Dealer Manager serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company has entered into an agreement (the “Dealer Manager Agreement”) with the Dealer Manager in connection with the Offering. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S, Class D, Class R-S, and Class M-S shares distributed in the Offering shall survive until such shares are no longer outstanding (including if such shares are converted into Class I and Class F-I shares).

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

	Maximum Upfront Selling Commissions (% of transaction price) (1)	Maximum Upfront Dealer Manager Fees (% of transaction price) (1)	Stockholder Servicing Fee (% of NAV)
Class T Shares (2)	Up to 3.0%	Up to 0.50%	0.85%
Class S Shares	Up to 3.5%	—	0.85%
Class D Shares	Up to 1.5%	—	0.25%
Class I Shares	—	—	—
Class F-I Shares	—	—	—
Class P Shares	—	—	—
Class M-I Shares	—	—	—
Class M-S Shares	Up to 3.5%	—	0.85%
Class R-I Shares	—	—	—
Class R-S Shares	Up to 1.5%	—	0.85%
Class B Shares	—	—	—
_________
(1)    Percentages may vary pursuant to agreements with certain participating broker dealers.
(2)The stockholder servicing fee for Class T shares consists of an investment professional stockholder servicing fee of 0.65% per annum and a dealer stockholder servicing fee of 0.20% per annum.
The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class T share or Class D share sold in the primary Offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% of the gross proceeds from the sale of such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class T, Class S, Class D, Class R-S and Class M-S shares are sold during the primary Offering. There will not be a stockholder servicing fee with respect to Class P, Class B, Class R-I, Class M-I, Class I or Class F-I shares.
Due to Affiliate
The following table details the Company’s expenses that are due to its Advisor or its affiliates ($ in thousands):

	December 31,
	2025	2024
Organization and offering costs	$10,774	$8,413
Management fees	170	—
Accrued performance participation allocation	10	7
Total	$10,954	$8,420

Organization and Offering Costs
The Advisor has agreed to advance all organization and offering expenses (including legal, accounting and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through the earlier of (i) December 31, 2026, or (ii) the month that the Company’s aggregate NAV is at least $750 million. The Company will reimburse the Advisor for all such advanced expenses ratably over a 60-month period following such date.

As of December 31, 2025, the Advisor and its affiliates had advanced approximately $10.8 million of organization and offering expenses on the Company’s behalf.
Management Fees

Certain affiliates of the Company, including the Advisor, receive fees (payable monthly) as compensation in connection with the ongoing management of the assets of the Company. The Advisor is paid a management fee equal to 1.25% of NAV per annum on Class T shares, Class S shares, Class D shares, Class I shares, Class R-I shares, Class R-S shares, Class M-I shares and Class M-S shares, 1.10% of NAV per annum on Class B shares, 1.00% of NAV per annum on Class F-I shares, and is paid a management fee equal to 0.90% of NAV per annum on Class P shares (lower management fees will apply if amounts invested in Class P shares exceed certain thresholds, calculated excluding the amounts invested by Cohen & Steers). The management fee waiver period for Class P shares ended on January 31, 2025, and for Class T shares, Class S shares, Class D shares, Class I shares and Class F-I shares ended on April 30, 2025. The management fee will be paid, at the Advisor’s election, in cash, Class P shares or Class I shares or Class P units or Class I units of CNSREIT OP.
During the year ended December 31, 2025, the Company incurred management fees of $1.7 million, which the Advisor has elected to receive in cash. The Company incurred no management fee expense during the years ended December 31, 2024 and 2023.
Accrued Performance Participation Allocation
The Special Limited Partner holds a performance participation interest in CNSREIT OP that entitles it to receive an allocation from CNSREIT OP equal to 10% of the annual Total Return, subject to a 6% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership, by and between the Company and the Special Limited Partner). Such allocation will be measured on a calendar year basis, accrued monthly and paid annually. The performance participation interest will not be paid on Class P, Class B, Class R-I and Class R-S shares. The performance participation interest will be paid, at the Special Limited Partner’s election, in cash or CNSREIT OP units.
During the years ended December 31, 2025 and December 31, 2024, the Company accrued $10 thousand and $7 thousand of performance participation allocation, respectively, which the Special Limited Partner has elected to receive in cash. The Company incurred no performance participation fee expense during the year ended December 31, 2023.
Note 10: Share Based Payments
The following table summarizes the grants, vesting and forfeitures of restricted common stock during the years ended December 31, 2025 and December 31, 2024 ($ in thousands):

Restricted Shares	Shares	Grant Date Fair Value
Outstanding as of December 31, 2023	20,310	$203
Granted	18,132	187
Vested	(20,310)	(203)
Forfeiture	—	—
Outstanding as of December 31, 2024	18,132	$187
Granted	16,776	187
Vested	(18,132)	(187)
Forfeiture	—	—
Outstanding as of December 31, 2025	16,776	$187

Restricted Share Awards
The Company grants restricted Class I shares to its independent directors in accordance with its independent director compensation policy. On June 3, 2024, the Company granted 6,044 restricted Class I shares to each of its three independent directors. The shares, including any unvested shares granted under the distribution reinvestment plan, vested and became non-forfeitable on the one-year anniversary of the grant date. On July 1, 2025, the Company granted 5,592 restricted Class I shares to each of its three independent directors. Such shares, including any unvested shares issued under the distribution reinvestment plan, will vest and become non-forfeitable on the one-year anniversary of the grant date.
The Company recorded stock compensation expense of $173 thousand, $142 thousand and $169 thousand during the years ended December 31, 2025, 2024 and 2023, respectively, which reflected the amortization of the restricted share awards granted to the independent directors and was included in general and administrative expense in the consolidated statements of operations.
Note 11: Equity
Authorized Capital
As of December 31, 2025 and 2024, the Company was authorized to issue up to 3.4 billion and 2.9 billion shares, respectively, consisting of the following:

		December 31,
		2025		2024
Classification	Par Value per Share	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Preferred Stock	$0.01	100,000,000	—	100,000,000	—
Class P Shares	$0.01	800,000,000	17,615,306	800,000,000	12,729,019
Class T Shares	$0.01	80,000,000	—	80,000,000	—
Class S Shares	$0.01	800,000,000	—	800,000,000	—
Class D Shares	$0.01	160,000,000	—	160,000,000	—
Class I Shares	$0.01	600,000,000	115,243	600,000,000	60,906
Class F-T Shares	$0.01	20,000,000	—	20,000,000	—
Class F-S Shares	$0.01	200,000,000	—	200,000,000	—
Class F-D Shares	$0.01	40,000,000	—	40,000,000	—
Class F-I Shares	$0.01	100,000,000	1,397,246	100,000,000	22,394
Class B Shares	$0.01	38,000,000	—	—	—
Class R-I Shares	$0.01	45,000,000	—	—	—
Class R-S Shares	$0.01	45,000,000	—	—	—
Class M-I Shares	$0.01	180,000,000	—	—	—
Class M-S Shares	$0.01	240,000,000	—	—	—
Total		3,448,000,000	19,127,795	2,900,000,000	12,812,319

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock:

	Class I	Class F-I	Class P	Total
Beginning balance, December 31, 2022	—	—	—	—
Common stock issued	20,000	—	—	20,000
Distribution reinvestment	—	—	—	—
Ending balance, December 31, 2023	20,000	—	—	20,000
Common stock issued	40,140	22,199	12,643,320	12,705,659
Distribution reinvestment	766	195	85,699	86,660
Ending balance, December 31, 2024	60,906	22,394	12,729,019	12,812,319
Common stock issued	51,161	1,347,453	4,599,444	5,998,058
Distribution reinvestment	3,176	27,399	403,720	434,295
Repurchase of common stock	—	—	(116,877)	(116,877)
Ending balance, December 31, 2025	115,243	1,397,246	17,615,306	19,127,795
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders in certain states or clients of certain participating broker-dealers will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Stockholders in certain states and clients of certain participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price at the time the distribution is payable (which will generally be equal to the Company’s prior month’s NAV per share). Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares, Class D shares, Class R-S shares and Class M-S shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. Shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as shares purchased in the Offering.
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

The following tables present the aggregate distributions per share declared for each applicable class of common stock:

	Year Ended December 31, 2025
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.5220	$—	$0.5220
Class F-I Common Stock	$0.5220	$—	$0.5220
Class P Common Stock	$0.5220	$—	$0.5220

	Year Ended December 31, 2024
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.3045	$—	$0.3045
Class F-I Common Stock	$0.2175	$—	$0.2175
Class P Common Stock	$0.3045	$—	$0.3045
___________
(1)     Stockholder servicing fees only apply to Class T, Class S, Class D, Class R-S and Class M-S shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time Class T, Class S, Class D, Class R-S and Class M-S shares are sold. As of December 31, 2025, the Company had not sold any Class T, Class S, Class D, Class R-S and Class M-S shares and therefore, had not incurred any stockholder servicing fees.
For the years ended December 31, 2025 and 2024, the Company declared distributions of $9.1 million and $2.4 million, respectively. During the year ended December 31, 2023, the Company did not declare any distributions.
Share Repurchases
The Company has adopted a share repurchase plan whereby, on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of all share classes will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. The Company will only repurchase Class P shares, or other shares, held by Cohen & Steers after all other stockholder repurchase requests have been processed (except with respect to repurchases of shares of common stock that the Advisor receives in lieu of a management fee (including any units of the Operating Partnership that are subsequently converted to shares of our common stock)). We will only process repurchases of common stock held by the Special Limited Partner after all other stockholder repurchase requests have been processed. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, except for shares that have not been outstanding for at least one year (or for certain Private Placement Shares, two years) would be repurchased at 95% of the transaction price (subject to certain exceptions). If the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis after the Company has repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
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

During the year ended December 31, 2025 the Company repurchased a total of 116,877 Class P shares for a total of $1.3 million. The Company had no unfulfilled repurchase requests as of December 31, 2025. There were no repurchase requests during the year ended December 31, 2024, and accordingly the Company did not repurchase any shares of our common stock pursuant to its share repurchase plan.
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
The following table sets forth the total assets by segment as of December 31, 2025 and 2024 ($ in thousands):

Segment	December 31, 2025	December 31, 2024
Real estate	$453,651	$274,817
Real estate-related securities	38,784	23,953
Total reportable segment assets	$492,435	$298,770
Reconciliation to consolidated total assets:
Other (corporate)	21,971	2,333
Total assets	$514,406	$301,103
The following table provides the total financial results by segment for the year ended December 31, 2025 ($ in thousands):

	For the Year Ended December 31, 2025
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$33,524	$—	$33,524
Total revenues	33,524	—	33,524

Property operating (1)	(11,076)	—	(11,076)
Realized and unrealized gains from real estate-related securities, net	—	2,899	2,899
Other income	176	88	264
Segment net operating income	$22,624	$2,987	$25,611
Depreciation and amortization			$(16,401)
Other income			586
General and administrative			(1,138)
Management fees			(1,671)
Interest expense			(10,266)
Performance participation allocation			(10)
Net loss			$(3,289)
Net income attributable to non-controlling interests			134
Net loss attributable to common stockholders			$(3,423)
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

Capital Raising Activities:
As part of the Offering, subsequent to December 31, 2025, and through March 17, 2026, the Company had received cumulative net proceeds of $3.4 million, including proceeds received pursuant to our distribution reinvestment plan, from the sale of shares of our Class I and Class F-I common stock.
As part of the private offering, subsequent to December 31, 2025, and through March 17, 2026, the Company had received cumulative net proceeds of $27.4 million, including proceeds received pursuant to our distribution reinvestment plan, from the sale of shares of our Class P, Class B, Class R-I and Class R-S common stock.

Schedule III - Real Estate and Accumulated Depreciation
December 31, 2025
(in thousands, except number of properties)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Number of Properties	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation (1)	Year Built/Last Renovated	Year Acquired
Marketplace at Highland Village	Dallas, TX	1	$23,155	$12,341	$22,467	$—	$238	$12,341	$22,705	$35,046	$(1,441)	2006	2024
Des Peres Corners	St. Louis, MO	1	23,160	3,758	31,383	—	837	3,758	32,220	35,978	(1,262)	2009	2024
Village on Pooler Parkway	Savannah, GA	1	20,400	4,738	33,157	—	80	4,738	33,237	37,975	(1,275)	2014	2024
Bridgepointe Shopping Center	San Mateo, CA	1	70,000	53,431	71,380	—	918	53,431	72,298	125,729	(2,096)	1998	2024
Oak Grove Shoppes	Orlando, FL	1	24,300	3,838	35,981	—	835	3,838	36,816	40,654	(1,117)	2023	2025
Deer Valley Towne Center	Phoenix, AZ	1	18,850	6,560	25,817	—	—	6,560	25,817	32,377	(371)	1998	2025
Rio Hill Shopping Center	Charlottesville, VA	1	33,296	14,294	35,349	—	163	14,294	35,512	49,806	(213)	2021	2025
Springs Plaza Shopping Center	Bonita Springs, FL	1	21,900	10,329	27,075	—	353	10,329	27,428	37,757	(72)	2015	2025
Total Portfolio			$235,061	$109,289	$282,609	$—	$3,424	$109,289	$286,033	$395,322	$(7,847)
________
(1)     Refer to Note 2 of the Company’s consolidated financial statements for details on depreciable lives.

Notes to Schedule III - Real Estate and Accumulated Depreciation
(Continued)
(in thousands)
The following table summarizes activity for real estate and accumulated depreciation for the years ended December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025	2024
Real Estate:
Balance at the beginning of the year	$232,838	$—
Additions during the year:
Land and land improvements	35,021	74,268
Building and building improvements	127,463	158,570
Dispositions during the year:
Land and land improvements	—	—
Building and building improvements	—	—
Assets held for sale	—	—
Balance at the end of the year	$395,322	$232,838

Accumulated Depreciation:
Balance at the beginning of the year	$(1,422)	$—
Depreciation expense	(6,425)	(1,422)
Dispositions	—	—
Assets held for sale	—	—
Balance at the end of the year	$(7,847)	$(1,422)

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025 was effective.

Item 9B. Other Information
During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed no later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed no later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed no later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed no later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed no later than April 30, 2026 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

10.4	Form of Indemnification Agreement (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 filed on January 25, 2023 and incorporated by reference herein)
10.5
Independent Director Compensation Policy (filed as Exhibit 10.4 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-11 filed on February 13, 2023 and incorporated by reference herein)

10.6	Form of Restricted Share Award Agreement (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 filed on January 25, 2023 and incorporated by reference herein)
10.7
Trademark License Agreement, effective as of January 24, 2023, by and between Cohen & Steers Income Opportunities REIT, Inc., Cohen & Steers Income Opportunities REIT Operating Partnership, L.P., and Cohen & Steers Capital Management, Inc. (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11 filed on January 25, 2023 and incorporated by reference herein)

10.8
Subscription Letter, dated January 24, 2023, by and between Cohen & Steers Income Opportunities REIT, Inc. and Cohen & Steers Capital Management, Inc. (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11 filed on January 25, 2023 and incorporated by reference herein)

10.9
Dealer Manager Agreement, dated January 24, 2023, by and between Cohen & Steers Income Opportunities REIT, Inc. and Cohen & Steers Securities, LLC (filed as Exhibit 1.1 to the Registrant’s Registration Statement on Form S-11 filed on January 25, 2023 and incorporated herein by reference)

10.10
Form of Participating Dealer Agreement (included as Exhibit A to Exhibit 1.1) (filed as Exhibit 1.1 to the Registrant’s Registration Statement on Form S-11 filed on January 25, 2023 and incorporated herein by reference)

19.1
Policies and Procedures for Transacting in Securities of Cohen & Steers Income Opportunities REIT, Inc. (filed as Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2025 and incorporated herein by reference)

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s S-11/A filed on January 29, 2026 and incorporated herein by reference)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Policy with Respect to Investments in Mortgage Pools (filed as Exhibit 99.1 to the Registrant’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed on September 21, 2023 and incorporated by reference herein)

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cohen & Steers Income Opportunities REIT, Inc.

March 17, 2026	By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Financial Officer & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 17, 2026	By:	/s/ James S. Corl
James S. Corl
Chief Executive Officer & Chief Investment Officer (Principal Executive Officer)

March 17, 2026	By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Financial Officer & Treasurer
(Principal Financial Officer & Principal Accounting Officer)

March 17, 2026	By:	/s/ Robert H. Steers
Robert H. Steers
Chairperson of the Board

March 17, 2026	By:	/s/ Joseph M. Harvey
Joseph M. Harvey
Director

March 17, 2026	By:	/s/ Dana Roffman
Dana Roffman
Director

March 17, 2026	By:	/s/ John W. Thiel
John W. Thiel
Director

March 17, 2026	By:	/s/ W. Edward Walter
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