Form 10-Q
period 2026-03-31
Cohen & Steers Income Opportunities REIT, Inc.
filed 2026-05-14
CIK 1939433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 14, 2026, the registrant had the following shares outstanding: 20,055,338 shares of Class P common stock, 156,276 shares of Class I common stock, 1,947,950 shares of Class F-I common stock, 485,729 shares of Class R-I common stock, 78,168 shares of Class R-S common stock and 840,476 shares of Class B common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands - except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Investments in real estate, net	$387,443	$387,475
Investments in real estate-related securities, at fair value	45,314	38,134
Lease intangible assets, net	50,375	53,634
Cash and cash equivalents	27,616	8,804
Restricted cash	5,655	20,816
Due from affiliate	164	107
Other assets	12,326	5,436
Total assets	$528,893	$514,406
LIABILITIES AND EQUITY
Mortgage notes, net	$231,877	$231,756
Lease intangible liabilities, net	50,127	50,905
Due to affiliate	12,050	10,954
Accounts payable, accrued expenses and other liabilities	15,241	27,679
Total liabilities	$309,295	$321,294
Commitments and Contingencies (see Note 14)
Equity
Preferred Stock- $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$—	$—
Common Stock- Class P shares, $0.01 par value per share, 800,000,000 shares authorized; 19,150,992 and 17,615,306 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	191	176
Common Stock- Class I shares, $0.01 par value per share, 600,000,000 shares authorized; 118,477 and 115,243 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Common Stock- Class F-I shares, $0.01 par value per share, 100,000,000 shares authorized; 1,708,680 and 1,397,246 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	16	13
Common Stock- Class B shares, $0.01 par value per share, 38,000,000 shares authorized; 617,013 and no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	6	—
Common Stock- Class R-I shares, $0.01 par value per share, 45,000,000 shares authorized; 205,993 and no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	—
Common Stock- Class R-S shares, $0.01 par value per share, 45,000,000 shares authorized; 47,000 and no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common Stock- Classes T, S, D, M-I and M-S, $0.01 par value per share, no shares issued and outstanding as of March 31, 2026 and December 31, 2025 (see Note 11 for shares authorized)	—	—
Additional paid-in capital	227,133	197,234
Accumulated deficit	(22,481)	(18,188)
Total stockholders’ equity	204,868	179,236
Non-controlling interests	14,730	13,876
Total equity	219,598	193,112
Total liabilities and equity	$528,893	$514,406
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands - except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Rental revenue	$11,715	$7,427
Total revenues	11,715	7,427
Expenses
Property operating	3,411	2,556
General and administrative	348	251
Management fees	563	253
Performance participation allocation	87	5
Depreciation and amortization	5,448	3,649
Total expenses	9,857	6,714
Other income (expense), net
Realized and unrealized gains (losses) from real estate-related securities, net	(333)	1,093
Interest expense	(3,486)	(2,367)
Other income	408	164
Total other income (expense), net	(3,411)	(1,110)
Net loss	$(1,553)	$(397)
Net loss attributable to non-controlling interests	(42)	(16)
Net loss attributable to common stockholders	$(1,511)	$(381)
Net loss per share of common stock - basic	$(0.07)	$(0.03)
Net loss per share of common stock - diluted	$(0.07)	$(0.03)
Weighted-average shares of common stock outstanding
Basic	21,267	14,763
Diluted	21,267	14,763
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands - except per share data)

	Par Value
	Common Stock Class I	Common Stock Class F-I	Common Stock Class P	Common Stock Class B	Common Stock Class R-I	Common Stock Class R-S	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2025	$1	$13	$176	$—	$—	$—	$197,234	$(18,188)	$179,236	$13,876	$193,112
Common stock issued	—	3	15	6	2	—	30,021	—	30,047	—	30,047
Distributions declared on common stock	—	—	—	—	—	—	—	(2,782)	(2,782)	—	(2,782)
Distribution reinvestments	—	—	1	—	—	—	1,630	—	1,631	—	1,631
Offering costs	—	—	—	—	—	—	(986)	—	(986)	—	(986)
Amortization of restricted stock grants	—	—	—	—	—	—	47	—	47	—	47
Net loss	—	—	—	—	—	—	—	(1,511)	(1,511)	(42)	(1,553)
Repurchase of common stock	—	—	(1)	—	—	—	(813)	—	(814)	—	(814)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	912	912
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(16)	(16)
Balance at March 31, 2026	$1	$16	$191	$6	$2	$—	$227,133	$(22,481)	$204,868	$14,730	$219,598

	Par Value
	Common Stock Class I	Common Stock Class F-I	Common Stock Class P	Common Stock Class B	Common Stock Class R-I	Common Stock Class R-S	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2024	$1	$—	$127	$—	$—	$—	$129,435	$(5,705)	$123,858	$4,493	$128,351
Common stock issued	—	1	36	—	—	—	40,721	—	40,758	—	40,758
Distributions declared on common stock	—	—	—	—	—	—	—	(1,972)	(1,972)	—	(1,972)
Distribution reinvestments	—	—	1	—	—	—	892	—	893	—	893
Offering costs	—	—	—	—	—	—	(434)	—	(434)	—	(434)
Amortization of restricted stock grants	—	—	—	—	—	—	47	—	47	—	47
Net loss	—	—	—	—	—	—	—	(381)	(381)	(16)	(397)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	2,973	2,973
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(19)	(19)
Balance at March 31, 2025	$1	$1	$164	$—	$—	$—	$170,661	$(8,058)	$162,769	$7,431	$170,200
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,553)	$(397)
Adjustments to net loss:
Depreciation and amortization	5,448	3,649
Unrealized (gains) losses on changes in fair value of real estate-related securities, net	982	(610)
Realized gains on sale of real estate-related securities, net	(225)	(181)
Amortization of above- and below-market lease intangibles, net	(713)	(443)
Straight-line rent adjustments	(730)	(227)
Amortization of deferred financing costs	121	58
Amortization of restricted share grants	47	47
Changes in assets and liabilities:
Other assets	(2,230)	(1,400)
Due from affiliate	(57)	(44)
Due to affiliate	110	140
Accounts payable, accrued expenses and other liabilities	1,925	1,748
Net cash provided by operating activities	3,125	2,340
Cash flows from investing activities:
Acquisition of real estate	—	(38,411)
Capital improvements on real estate	(2,422)	(8)
Deposits on real estate-related acquisitions	(3,109)	—
Purchases of real estate-related securities	(17,421)	(8,924)
Proceeds from sale of real estate-related securities	9,499	3,187
Net cash used in investing activities	(13,453)	(44,156)
Cash flows from financing activities:
Proceeds from issuance of common stock	10,897	40,645
Repurchase of common stock	(312)	—
Contributions from non-controlling interests	912	2,973
Distributions paid on common stock	(1,032)	(915)
Distributions to non-controlling interests	(16)	(19)
Proceeds from subscriptions received in advance	4,351	470
Proceeds from mortgage notes	—	24,300
Payment of financing costs on mortgage notes	(821)	(121)
Net cash provided by financing activities	13,979	67,333
Net change in cash, cash equivalents and restricted cash	3,651	25,517
Cash, cash equivalents and restricted cash, at the beginning of the period	29,620	8,504
Cash, cash equivalents and restricted cash, at the end of the period	$33,271	$34,021

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$27,616	$32,241
Restricted cash	5,655	1,780
Total cash and cash equivalents and restricted cash	$33,271	$34,021
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,357	$1,520
Supplemental disclosure of non-cash investing and financing activities:
Accrued offering costs due to affiliate	$943	$434
Accrued distributions	$951	$722
Distribution reinvestments	$1,631	$893
Accrued capital expenditures	$246	$—
Accrued stockholder servicing fees	$43	$—
Repurchase of common stock	$502	$—
Accrued purchases of real-estate related securities	$—	$108
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Organization
Cohen & Steers Income Opportunities REIT, Inc. (the “Company”) was formed on July 18, 2022, as a Maryland corporation and qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to invest primarily in high-quality, stabilized real estate assets within the United States (“U.S.”) and, to a lesser extent, in real estate-related securities (including listed REITs), preferred equity and debt instruments to provide current income, additional appreciation potential and a source of liquidity for the Company’s share repurchase plan, cash management and other purposes. The Company is the sole general partner of Cohen & Steers Income Opportunities REIT Operating Partnership, L.P., a Delaware limited partnership (“CNSREIT OP” or the “Operating Partnership”), which was formed on July 22, 2022. Cohen & Steers Income Opportunities REIT Special Limited Partner, LP (formerly Cohen & Steers Income Opportunities REIT Special Limited Partner, LLC), an affiliate of Cohen & Steers, Inc., was formed on July 22, 2022, as a Delaware limited partnership (the “Special Limited Partner”), and owns a special limited partner interest in CNSREIT OP. Substantially all of the Company’s business is conducted through CNSREIT OP. The Company and CNSREIT OP are externally managed by Cohen & Steers Capital Management, Inc., a New York corporation (the “Advisor”). The Advisor is a subsidiary of Cohen & Steers, Inc. (together with its subsidiaries, “Cohen & Steers”).
On February 21, 2023, the Securities and Exchange Commission (the “SEC”) declared effective our registration statement for our initial public offering of up to $3.0 billion in shares of common stock (the “Initial Public Offering”). Our Initial Public Offering terminated upon the commencement of our second public offering, which we commenced on January 30, 2026 (the “Second Public Offering” and together with the Initial Public Offering, the “Offering”). Pursuant to our Second Public Offering, we are offering on a continuous basis up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering and up to $0.6 billion in shares pursuant to our distribution reinvestment plan. We are offering any combination of our Class T shares, Class S shares, Class D shares, Class I shares and Class F-I shares, with a dollar value up to the maximum offering amount. Class F-I shares are offered to all investors through June 30, 2026, following which Class F-I shares will be offered only to investors or clients of a financial intermediary that, in the aggregate, held at least $10.0 million in Class F-I shares as of June 30, 2026, unless such minimum is waived by Cohen & Steers Securities, LLC (the “Dealer Manager”), and through our distribution reinvestment plan. We reserve the right to extend the offering of Class F-I shares beyond June 30, 2026 in our sole discretion. We are not currently offering any of our Class F-T shares, Class F-S shares or Class F-D shares in any offering.
The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Offering varies and generally equals our prior month’s NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees.
The Company is also conducting a private offering of its Class P, Class B, Class R-I, Class R-S, Class M-I and Class M-S shares (the “Private Placement Offering”) to certain persons that are accredited investors, as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder and to Cohen & Steers and its affiliates (for Class P shares only). Certain of the Private Placement Offering shares are not subject to upfront selling commissions, dealer manager fees, stockholder servicing fees and/or performance participation. The shares sold in the Company’s Private Placement Offering are not being offered to the public. In addition to its $0.2 million investment in Class I shares, Cohen & Steers has committed to invest $124.8 million through the Advisor in Class P shares for an aggregate investment of $125.0 million.
As of March 31, 2026, the Company had received cumulative net proceeds of $236.5 million from selling shares as part of our Offering and Private Placement Offering, including proceeds received pursuant to our distribution reinvestment plan, of which $75.1 million represented net proceeds from sales of Class P shares to the Advisor. The Company can call the remaining $49.7 million of the Advisor’s $124.8 million commitment to purchase Class P shares at any time.
As of March 31, 2026, the Company owned eight properties and held a portfolio of real estate-related securities. The Company currently operates in two reportable segments: real estate and real estate-related securities. See Note 12 for additional information.

Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company. These financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and the applicable rules and regulations of the SEC. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing its consolidated financial statements are reasonable and prudent. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC.
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
There is no other comprehensive income (loss) for the three months ended March 31, 2026 and 2025, resulting in comprehensive loss equaling net loss. Accordingly, the statements of other comprehensive income (loss) are not presented.
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
As of March 31, 2026 and December 31, 2025, the Company held interests in two joint ventures that it consolidates.

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

Whether the acquisition of a property is considered a business combination or an asset acquisition, the Company recognizes the identifiable tangible and intangible assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company expenses acquisition-related costs associated with business combinations as they are incurred and capitalizes acquisition-related costs associated with asset acquisitions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, such as the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. The estimated fair value of acquired in-place leases is the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Company evaluates the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance costs and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms. The amortization of in-place lease intangibles is recorded in depreciation and amortization expense on the Company’s consolidated statements of operations. Acquired above- and below-market lease values are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the in-place leases and the Company’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options, if applicable. Should a tenant terminate its lease, the unamortized portion of the in-place lease value will be charged to amortization expense and the unamortized portion of above- and below-market lease value will be charged to rental revenue.
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
Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2024. REITs are subject to a number of organizational and operational requirements. Even though the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Organization and Offering Expenses
The Advisor has agreed to advance all organization and offering expenses (including legal, accounting and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through the earlier of (i) December 31, 2026 or (ii) the month that the Company’s aggregate net asset value (“NAV”) is at least $750 million. The Company will reimburse the Advisor for all such advanced expenses ratably over a 60-month period following such date.
As of March 31, 2026 and December 31, 2025, the Advisor and its affiliates had advanced approximately $11.7 million and $10.8 million, respectively, of organization and offering expenses on the Company’s behalf. Organizational expenses are expensed as incurred and offering expenses are charged to stockholders’ equity, as we expect that such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Offering and the Private Placement Offering.
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
Earnings per Share
Basic earnings per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is antidilutive) for the period. For the three months ended March 31, 2026 and 2025, the Company was in a net loss position and thus, the inclusion of prior restricted share awards granted to the Company’s independent directors would be anti-dilutive. All classes of common stock are allocated net income (loss) at the same rate per share and receive the same gross distribution per share.
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
As of March 31, 2026, the Company’s investments in listed securities, which are primarily in common stock of publicly-listed REITs and real estate-related preferred securities, are recorded at fair value based on the closing price as reported by the applicable national securities exchange and have been classified as Level 1.
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

The following tables detail the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Common stock of publicly listed REITs	$26,725	$—	$—	$26,725
Real estate-related preferred securities	1,781	—	—	1,781
Real estate-related debt securities	—	16,808	—	16,808
Interest rate swap (1)	—	66	—	66
Total	$28,506	$16,874	$—	$45,380

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Common stock of publicly listed REITs	$22,744	$—	$—	$22,744
Real estate-related preferred securities	1,310	—	—	1,310
Real estate-related debt securities	—	14,080	—	14,080
Total	$24,054	$14,080	$—	$38,134

Liabilities:
Interest rate swap (1)	$—	$75	$—	$75
Total	$—	$75	$—	$75
_________
(1)     The Company’s interest rate swap is recorded in other assets or in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets, depending on whether the instrument is in an asset or liability position at the reporting date. Amounts include net receivables or payables from the counterparty, as applicable.

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the consolidated balance sheets ($ in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes (1)	$235,061	$235,428	$235,061	$235,002
Total	$235,061	$235,428	$235,061	$235,002
_________
(1)The Company determined the estimated fair value of its properties’ mortgage notes using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates consider interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor and the time until maturity. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of March 31, 2026 and December 31, 2025, the carrying value of the properties’ mortgage notes disclosed above excludes unamortized deferred financing costs of $3.2 million and $3.3 million, respectively.
Recent Accounting Pronouncements
There were no recently issued or adopted accounting pronouncements during the three months ended March 31, 2026 that are expected to materially impact the Company.
Note 3: Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2026	December 31, 2025
Buildings and improvements	$288,222	$286,033
Land	109,289	109,289
Total	397,511	395,322
Accumulated depreciation	(10,068)	(7,847)
Investment in real estate, net	$387,443	$387,475
The Company did not acquire any properties during the three months ended March 31, 2026.
The Company acquired the following properties during the year ended December 31, 2025 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Property Type	Acquisition Date	Purchase Price (1)
Oak Grove Shoppes	80%	1	Orlando, FL	Grocery-anchored shopping center	January 17, 2025	$40,181
Deer Valley Towne Center	99%	1	Phoenix, AZ	Community shopping center	August 1, 2025	34,032
Rio Hill Shopping Center	80%	1	Charlottesville, VA	Grocery-anchored shopping center	October 30, 2025	52,200
Springs Plaza Shopping Center	80%	1	Bonita Springs, FL	Grocery-anchored shopping center	December 5, 2025	34,229
		4				$160,642
_________
(1)Purchase price includes transaction costs and other acquisition-related adjustments.

The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2025 ($ in thousands):

December 31, 2025
Buildings and improvements	$124,222
Land	35,021
In-place lease intangibles	28,991
Above-market lease intangibles	472
Below-market lease intangibles	(28,064)
Total purchase price	$160,642
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
Note 4. Investments in Real Estate-Related Securities
As of March 31, 2026 and December 31, 2025, the Company’s investments primarily consist of real estate-related securities, including shares of common stock of publicly listed REITs, real estate-related preferred securities and real estate-related debt securities. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its consolidated balance sheets.
The following table summarizes the Company’s investments in real estate-related securities ($ in thousands):

	Equity Securities (1)	Debt Securities (1)	Total
Balance as of December, 31, 2025	$24,054	$14,080	$38,134
Additions	13,852	3,569	17,421
Dispositions	(8,956)	(528)	(9,484)
Unrealized losses on changes in fair value of real estate-related securities, net	(663)	(319)	(982)
Realized gains on sale of real estate-related securities, net	219	6	225
Balance as of March 31, 2026	$28,506	$16,808	$45,314
_________
(1)Equity securities primarily represent common stock of publicly-traded REITs, as well as real estate-related preferred securities. Debt securities represent real estate-related debt securities.

The following table summarizes the components of realized and unrealized gains (losses) from real estate-related securities, net during the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Unrealized gains (losses), net	$(982)	$610
Realized gains, net	225	181
Dividend and interest income (1)	424	302
Total	$(333)	$1,093
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
Note 5: Intangibles
Lease intangibles are amortized over the remaining lease terms from which they were derived. The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease intangible assets
In-place lease	$65,799	$(16,275)	$49,524
Above-market lease	1,236	(385)	851
Total intangible assets	$67,035	$(16,660)	$50,375
Lease intangible liabilities
Below-market lease	(53,387)	3,260	(50,127)
Total intangible liabilities	$(53,387)	$3,260	$(50,127)

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease intangible assets
In-place lease	$65,836	$(13,118)	$52,718
Above-market lease	1,236	(320)	916
Total intangible assets	$67,072	$(13,438)	$53,634
Lease intangible liabilities
Below-market lease	(53,389)	2,484	(50,905)
Total intangible liabilities	$(53,389)	$2,484	$(50,905)

The estimated future amortization on the Company’s lease intangibles for each of the next five years and thereafter as of March 31, 2026 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Intangibles
2026 (remaining)	$8,872	$190	$(2,305)
2027	10,220	194	(3,050)
2028	7,807	161	(2,960)
2029	5,920	99	(2,903)
2030	4,257	55	(2,847)
2031	3,588	54	(2,737)
Thereafter	8,860	98	(33,325)
	$49,524	$851	$(50,127)
Note 6: Other Assets and Liabilities
The following table summarizes the components of other assets ($ in thousands):

	March 31, 2026	December 31, 2025
Deposits and other pending acquisition costs	$3,109	$—
Receivables - property	3,052	2,660
Leasing costs, net	2,135	896
Straight-line rent receivable	1,796	1,066
Prepaid financing costs (1)	814	15
Prepaid expenses	607	—
Tenant inducement costs, net	385	395
Other	219	101
Receivables - real estate-related securities	209	303
Total	$12,326	$5,436
_________
(1)Costs paid in advance relate to future property-related financing. Such costs are not amortized until the related borrowing is made.

The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	March 31, 2026	December 31, 2025
Subscriptions received in advance	$4,351	$19,150
Accounts payable and accrued expenses	3,816	3,876
Real estate taxes payable	1,380	845
Leasing commissions payable	1,085	—
Prepaid rent	1,209	976
Accrued interest expense	1,121	1,114
Distribution payable (1)	951	833
Security deposits - property	826	804
Other	502	81
Total	$15,241	$27,679
_________
(1)Distribution payable as of March 31, 2026 and December 31, 2025 includes $0.3 million, representing distributions declared on shares held by the Advisor.
Note 7: Mortgage Notes and Secured Credit Facility
Mortgage notes
The following is a summary of the non-recourse mortgage notes secured by the Company’s properties ($ in thousands):

			Outstanding balance as of
Indebtedness	Interest Rate	Maturity Date	March 31, 2026	December 31, 2025
Marketplace at Highland Village	6.13%	October 1, 2034	$23,155	$23,155
Des Peres Corners	6.02%	August 1, 2034	23,160	23,160
Village on Pooler Parkway	6.14%	October 1, 2034	20,400	20,400
Bridgepointe Shopping Center	5.69%	January 1, 2035	70,000	70,000
Oak Grove Shoppes	5.88%	February 1, 2032	24,300	24,300
Deer Valley Towne Center	5.31%	November 1, 2030	18,850	18,850
Rio Hill Shopping Center	5.38%	November 1, 2032	33,296	33,296
Springs Plaza Shopping Center (1)	SOFR + 175bps	December 5, 2030	21,900	21,900
Total loans secured by real estate			235,061	235,061
Deferred financing costs, net			(3,184)	(3,305)
Mortgage notes, net			$231,877	$231,756
_________
(1)    The Company entered into a non-hedge interest rate swap on December 5, 2025 maturing on November 1, 2030, which fixed the interest rate at 5.24%.

The Company’s mortgage notes disclosed above are interest-only throughout their respective term, with balloon payments owed at maturity. The following table details the future principal payments due under the mortgage notes as of March 31, 2026 ($ in thousands):

Year	Mortgage Notes
2026 (remaining)	$—
2027	—
2028	—
2029	—
2030	40,750
2031	—
Thereafter	194,311
Total future principal payments	$235,061
The Company is subject to various financial and operational covenants under certain of its mortgage notes. The Company was in compliance with all of its loan covenants as of March 31, 2026.
Secured Credit Facility
On March 25, 2026, Cohen & Steers REIT Trading, LLC, a wholly owned subsidiary of the Company, entered into a secured credit facility (the “Facility”) with Bank of America. The Facility provides for aggregate commitments of up to $15.0 million, bears interest at a rate equal to daily SOFR plus 1.10%, and is subject to an unused commitment fee of 0.45%. The Facility has a 360-day evergreen term and may be terminated by either party upon advance notice in accordance with its terms. Borrowings under the Facility are secured by a pledge of eligible collateral within our real-estate related securities portfolio. As of March 31, 2026, there were no borrowings outstanding under the Facility.
The Company is subject to various financial and operational covenants under the Facility. The Company was in compliance with all of its Facility covenants as of March 31, 2026.
Note 8: Leases
Lessor
Income from fixed lease payments for operating leases is recognized on a straight-line basis over the non-cancelable term of the lease and is considered to be the fixed component of the operating leases. The variable components primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance and common area maintenance costs.
Lease income related to operating leases recognized and included in the consolidated statements of operations is as follows ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Lease income — fixed	$8,215	$5,306
Lease income — variable	2,787	1,678
Total operating lease income (1)	$11,002	$6,984
_________
(1)The table above does not include above- and below-market intangible lease amortization of $0.7 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively (see Note 5).
To the extent the Company has a significant concentration of revenues from any single tenant, the inability of that tenant to make its rent payments could have an adverse effect on the Company. There were no tenants that made up over 10% of the Company’s aggregate Annualized Base Rent (“ABR”) as of March 31, 2026 or March 31, 2025.

The following table presents the undiscounted future minimum rents the Company expects to receive for its properties as of March 31, 2026 ($ in thousands):

Year	Future Minimum Rents
2026 (remaining)	$23,039
2027	30,020
2028	27,004
2029	23,003
2030	18,161
2031	15,657
Thereafter	52,489
Total	$189,373
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
Pursuant to an Amended and Restated Expense Limitation and Reimbursement Agreement, by and between the Company and the Advisor (the “Expense Limitation and Reimbursement Agreement”), until the earlier of (1) December 31, 2026 or (2) the month that the Company’s aggregate net asset value is at least $750.0 million (the “Limitation Period”), the Advisor has contractually agreed to waive its fees and/or reimburse expenses on the Company’s behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized or, if a lower expense limit is then in effect, such lower limit). The Company has agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that the Company will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to the Limitation Period without the consent of the Board, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to the Company’s operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property-level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor). During the three months ended March 31, 2026 and March 31, 2025, the Company incurred general and administrative expenses (other than stock compensation expense) of approximately $0.5 million and $0.7 million, respectively. Pursuant to the Expense Limitation and Reimbursement Agreement, $0.2 million and $0.5 million of these expenses for the three months ended March 31, 2026 and March 31, 2025, respectively, were reimbursable by the Advisor as they were considered Specified Expenses that exceeded 0.50% of net assets (annualized) and are thus not recognized on the Company’s consolidated statements of operations. As of March 31, 2026, the due from affiliate amount of $0.2 million represents amounts yet to be reimbursed by the Advisor to the Company. The Company recorded stock compensation expense of $47 thousand during both the three months ended March 31, 2026 and March 31, 2025, which reflects the amortization of the restricted share awards granted to the independent directors.
The Company incurred general and administrative expenses (other than stock compensation expense) of approximately $5.9 million from February 21, 2023 (the date the registration statement for the Company’s Initial Public Offering was declared effective by the SEC) through March 31, 2026. Pursuant to the Expense Limitation and Reimbursement Agreement, approximately $4.3 million of these expenses are reimbursable by the Advisor and are thus not reflected as general and administrative expenses in the Company’s consolidated statements of operations since, as of March 31, 2026, it is not probable that the Company’s Specified Expenses will be less than 0.5% of net assets (annualized) within three years after the month in which the Specified Expenses were incurred and deemed reimbursable.

The Dealer Manager serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company has entered into an agreement (the “Dealer Manager Agreement”) with the Dealer Manager in connection with the Offering. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S, Class D, Class R-S and Class M-S shares distributed in the Offering and Private Placement Offering shall survive until such shares are no longer outstanding (including if such shares are converted into Class I and Class F-I shares).
The following table details the upfront selling commissions, dealer manager fees, investment professional stockholder servicing fees and dealer stockholder servicing fees for each applicable share class sold in the Offering and the Private Placement Offering. No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class P shares, Class B shares, Class M-I shares, Class R-I shares, Class I shares or Class F-I shares or shares of any class sold pursuant to the Company’s distribution reinvestment plan. As of March 31, 2026, the Company had accrued stockholder servicing fees of $0.04 million related to Class R-S shares sold. Such fees are recorded as a reduction to additional paid-in capital with a corresponding liability included in due to affiliates on the Company’s consolidated balance sheets. The Company did not have any accrued stockholder servicing fees as of December 31, 2025.

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
The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class T share or Class D share sold in the primary Offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% of the gross proceeds from the sale of such share. The Company will accrue the cost of the stockholder servicing fees as an offering cost at the time each Class T, Class S, Class D, Class R-S and Class M-S shares are sold during the primary Offering or Private Placement Offering, as applicable. There will not be a stockholder servicing fee with respect to Class P, Class B, Class R-I, Class M-I, Class I or Class F-I shares.

Due to Affiliate
The following table details the Company’s expenses that are due to its Advisor or its affiliates ($ in thousands):

	March 31, 2026	December 31, 2025
Organization and offering costs	$11,718	$10,774
Management fees	202	170
Accrued performance participation allocation	87	10
Stockholder servicing fees	43	—
Total	$12,050	$10,954
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
As of March 31, 2026, the Advisor and its affiliates had advanced approximately $11.7 million of organization and offering expenses on the Company’s behalf.
Management Fees
Certain affiliates of the Company, including the Advisor, receive fees (payable monthly) as compensation in connection with the ongoing management of the assets of the Company. The Advisor is paid a management fee equal to 1.25% of NAV per annum on Class T shares, Class S shares, Class D shares, Class I shares, Class R-I shares, Class R-S shares, Class M-I shares and Class M-S shares, 1.10% of NAV per annum on Class B shares, 1.00% of NAV per annum on Class F-I shares and 0.90% of NAV per annum on Class P shares (lower management fees will apply if amounts invested in Class P shares exceed certain thresholds, calculated excluding the amounts invested by Cohen & Steers). The management fee waiver period for Class P shares ended on January 31, 2025, and for Class T shares, Class S shares, Class D shares, Class I shares and Class F-I shares ended on April 30, 2025. The management fee will be paid, at the Advisor’s election, in cash, Class P shares or Class I shares or Class P units or Class I units of CNSREIT OP.
During the three months ended March 31, 2026 and March 31, 2025, the Company incurred management fees of $0.6 million and $0.3 million, respectively, which the Advisor has elected to receive in cash.

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
During the three months ended March 31, 2026 and March 31, 2025, the Company accrued $87 thousand and $5 thousand of performance participation allocation, respectively.

Note 10: Share Based Payments
The following table summarizes the grants, vesting and forfeitures of restricted common stock during the three months ended March 31, 2026 ($ in thousands):

Restricted Shares	Shares	Grant Date Fair Value
Outstanding as of December 31, 2025	16,776	$187
Granted	—	—
Vested	—	—
Forfeiture	—	—
Outstanding as of March 31, 2026	16,776	$187
The following table summarizes the grants, vesting and forfeitures of restricted common stock during the three months ended March 31, 2025 ($ in thousands):

Restricted Shares	Shares	Grant Date Fair Value
Outstanding as of December 31, 2024	18,132	$187
Granted	—	—
Vested	—	—
Forfeiture	—	—
Outstanding as of March 31, 2025	18,132	$187
Restricted Share Awards
The Company grants restricted Class I shares to its independent directors in accordance with its independent director compensation policy. On June 3, 2024, the Company granted 6,044 restricted Class I shares to each of its three independent directors. The shares, including any unvested shares granted under the distribution reinvestment plan, vested and became non-forfeitable on the one-year anniversary of the grant date. On July 1, 2025, the Company granted 5,592 restricted Class I shares to each of its three independent directors. Such shares, including any unvested shares issued under the distribution reinvestment plan, will vest and become non-forfeitable on the one-year anniversary of the grant date. The Company did not grant any restricted Class I shares during the three months ended March 31, 2026.
The Company recorded stock compensation expense of $47 thousand during both the three months ended March 31, 2026 and 2025, which reflected the amortization of the restricted share awards granted to the independent directors and was included in general and administrative expense in the consolidated statements of operations.

Note 11: Equity
Authorized Capital
As of March 31, 2026 and December 31, 2025, the Company was authorized to issue up to 3.4 billion shares, consisting of the following:

		March 31, 2026		December 31, 2025
Classification	Par Value per Share	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Preferred Stock	$0.01	100,000,000	—	100,000,000	—
Class P Shares	$0.01	800,000,000	19,150,992	800,000,000	17,615,306
Class T Shares	$0.01	80,000,000	—	80,000,000	—
Class S Shares	$0.01	800,000,000	—	800,000,000	—
Class D Shares	$0.01	160,000,000	—	160,000,000	—
Class I Shares	$0.01	600,000,000	118,477	600,000,000	115,243
Class F-T Shares	$0.01	20,000,000	—	20,000,000	—
Class F-S Shares	$0.01	200,000,000	—	200,000,000	—
Class F-D Shares	$0.01	40,000,000	—	40,000,000	—
Class F-I Shares	$0.01	100,000,000	1,708,680	100,000,000	1,397,246
Class B Shares	$0.01	38,000,000	617,013	38,000,000	—
Class R-I Shares	$0.01	45,000,000	205,993	45,000,000	—
Class R-S Shares	$0.01	45,000,000	47,000	45,000,000	—
Class M-I Shares	$0.01	180,000,000	—	180,000,000	—
Class M-S Shares	$0.01	240,000,000	—	240,000,000	—
Total		3,448,000,000	21,848,155	3,448,000,000	19,127,795
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock:

	Class I	Class F-I	Class P	Class B	Class R-I	Class R-S	Total
Beginning balance, December 31, 2025	115,243	1,397,246	17,615,306	—	—	—	19,127,795
Common stock issued	2,236	297,080	1,480,529	616,453	205,591	46,929	2,648,818
Distribution reinvestment	998	14,354	124,968	560	402	71	141,353
Repurchase of common stock	—	—	(69,811)	—	—	—	(69,811)
Ending balance, March 31, 2026	118,477	1,708,680	19,150,992	617,013	205,993	47,000	21,848,155

Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby stockholders in certain states or clients of certain participating broker-dealers will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Stockholders in certain states and clients of certain participating broker-dealers that do not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price at the time the distribution is payable (which will generally be equal to the Company’s prior month’s NAV per share). Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class T shares, Class S shares, Class D shares, Class R-S shares and Class M-S shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. Shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as shares purchased in the Offering and Private Placement Offering.
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

The following tables present the aggregate distributions per share declared for each applicable class of common stock:

	Three Months Ended March 31, 2026
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.1305	$—	$0.1305
Class F-I Common Stock	$0.1305	$—	$0.1305
Class P Common Stock	$0.1305	$—	$0.1305
Class B Common Stock	$0.1305	$—	$0.1305
Class R-I Common Stock	$0.1305	$—	$0.1305
Class R-S Common Stock	$0.0870	$(0.0155)	$0.0715

	Three Months Ended March 31, 2025
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.1305	$—	$0.1305
Class F-I Common Stock	$0.1305	$—	$0.1305
Class P Common Stock	$0.1305	$—	$0.1305
_________
(1)Stockholder servicing fees only apply to Class T, Class S, Class D, Class R-S and Class M-S shares. For purposes of calculating NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time Class T, Class S, Class D, Class R-S and Class M-S shares are sold. As of March 31, 2026, the Company had accrued stockholder servicing fees of $0.04 million associated with the sale of Class R-S shares. As of March 31, 2025, the Company had not sold any Class T, Class S, Class D, Class R-S and Class M-S shares and therefore, had not incurred any stockholder servicing fees.
For the three months ended March 31, 2026 and 2025, the Company declared distributions of $2.8 million and $2.0 million, respectively.
Share Repurchases
The Company has adopted a share repurchase plan whereby, on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of all share classes will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. The Company will only repurchase Class P shares, or other shares, held by Cohen & Steers after all other stockholder repurchase requests have been processed (except with respect to repurchases of shares of common stock that the Advisor receives in lieu of a management fee (including any units of the Operating Partnership that are subsequently converted to shares of our common stock)). We will only process repurchases of common stock held by the Special Limited Partner after all other stockholder repurchase requests have been processed. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, except for shares that have not been outstanding for at least one year (or for certain shares in the Private Placement Offering, two years) would be repurchased at 95% of the transaction price (subject to certain exceptions). If the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis after the Company has repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

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
During the three months ended March 31, 2026, the Company repurchased 69,811 Class P shares for a total of $0.8 million. The Company had no unfulfilled repurchase requests as of March 31, 2026. There were no repurchase requests during the three months ended March 31, 2025, and accordingly the Company did not repurchase any shares of our common stock pursuant to its share repurchase plan.
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
The following table sets forth the total assets by segment as of March 31, 2026 ($ in thousands):

Segment	March 31, 2026	December 31, 2025
Real estate	$458,815	$453,651
Real estate-related securities	46,203	38,784
Total reportable segment assets	$505,018	$492,435
Reconciliation to consolidated total assets:
Other (corporate)	23,875	21,971
Total assets	$528,893	$514,406

The following table provides the total financial results by segment for the three months ended March 31, 2026 ($ in thousands):

	Three Months Ended March 31, 2026
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$11,715	$—	$11,715
Total revenues	11,715	—	11,715

Property operating (1)	(3,411)	—	(3,411)
Realized and unrealized losses from real estate-related securities, net	—	(333)	(333)
Other income	257	7	264
Segment net operating income	$8,561	$(326)	$8,235
Depreciation and amortization			$(5,448)
Other income			144
General and administrative			(348)
Management fees			(563)
Interest expense			(3,486)
Performance participation allocation			(87)
Net loss			$(1,553)
Net loss attributable to non-controlling interests			(42)
Net loss attributable to common stockholders			$(1,511)
_________
(1)Property operating expenses include real estate taxes, routine repairs and maintenance expenses, property management fees, insurance expenses and other property-level expenses. Such expenses are not provided regularly to the Company’s chief operating decision makers.

The following table provides the total financial results by segment for the three months ended March 31, 2025 ($ in thousands):

	Three Months Ended March 31, 2025
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$7,427	$—	$7,427
Total revenues	7,427	—	7,427

Property operating (1)	(2,556)	—	(2,556)
Realized and unrealized gains from real estate-related securities, net	—	1,093	1,093
Other income	61	5	66
Segment net operating income	$4,932	$1,098	$6,030
Depreciation and amortization			$(3,649)
Other income			98
General and administrative			(251)
Management fees			(253)
Interest expense			(2,367)
Performance participation allocation			(5)
Net loss			$(397)
Net loss attributable to non-controlling interests			(16)
Net loss attributable to common stockholders			$(381)
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
Fundraising
As part of the Offering, subsequent to March 31, 2026, and through May 14, 2026, the Company had received cumulative net proceeds of $2.9 million, including proceeds received pursuant to our distribution reinvestment plan.
Subsequent to March 31, 2026, and through May 14, 2026, as part of the Private Placement Offering, the Company issued and sold shares for gross proceeds of $16.8 million, including shares issued pursuant to our distribution reinvestment plan.

Investing
On May 12, 2026, the Company closed on the acquisition of Winslow Bay Commons, a community shopping center in the Mooresville submarket of Charlotte, North Carolina. The acquisition was made through a programmatic joint venture with The Sterling Organization, LLC in which the Company has a 99% interest. The acquisition was made at a $61.2 million purchase price, subject to closing costs and customary prorations. The acquisition was partially financed with a $36.7 million 5-year fixed-rate loan. The loan has a fixed interest rate of 5.45% and is interest-only throughout the term.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identify” or other similar words or the negatives thereof. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements due to a number of different factors. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and any such updated factors included in our periodic filings with the Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Quarterly Report Form 10-Q. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.
Available Information
Stockholders may obtain copies of our filings with the SEC free of charge from the SEC’s website maintained at www.sec.gov. We also use our website, www.cnsreit.com, as a channel of distribution of our information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel in addition to following our press releases and SEC filings. The information we include on our website is not a part of, nor is it incorporated by reference into, this report.
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

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2024. We own substantially all of our assets through Cohen & Steers Income Opportunities REIT Operating Partnership, L.P., a Delaware limited partnership (“CNSREIT OP” or the “Operating Partnership”), of which we are the sole general partner.
Our board of directors (the “Board”) will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the advisory agreement, however, we have delegated to Cohen & Steers Capital Management, Inc., a New York corporation (the “Advisor”). Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board.
On February 21, 2023, the SEC declared effective our registration statement for our initial public offering of up to $3.0 billion in shares of common stock (the “Initial Public Offering”). Our Initial Public Offering terminated upon the commencement of our second public offering, which we commenced on January 30, 2026 (the “Second Public Offering” and together with the Initial Public Offering, the “Offering”). Pursuant the Offering, we are offering on a continuous basis up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering and up to $0.6 billion in shares pursuant to the distribution reinvestment plan. We are offering any combination of our Class T shares, Class S shares, Class D shares, Class I shares and Class F-I shares, with a dollar value up to the maximum offering amount. Class F-I shares are offered to all investors through June 30, 2026, following which Class F-I shares will be offered only to investors or clients of a financial intermediary that, in the aggregate, held at least $10.0 million in Class F-I shares as of June 30, 2026, unless such minimum is waived by the Dealer Manager, and through our distribution reinvestment plan. We reserve the right to extend the offering of Class F-I shares beyond June 30, 2026 in our sole discretion. We are not currently offering any of our Class F-T shares, Class F-S shares or Class F-D shares in any offering.

The Company is also conducting a private offering of its Class P, Class B, Class R-I, Class R-S, Class M-I and Class M-S shares (the “Private Placement Offering”) to certain persons that are accredited investors, as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder and to Cohen & Steers and its affiliates (for Class P shares only). Certain of the Private Placement Offering shares are not subject to upfront selling commissions, dealer manager fees, stockholder servicing fees and/or performance participation. The shares sold in the Company’s Private Placement Offering are not being offered to the public. In addition to its $0.2 million investment in Class I shares, Cohen & Steers has committed to invest $124.8 million through the Advisor in Class P shares for an aggregate of $125.0 million. As of May 14, 2026, the Company had received cumulative net proceeds of $256.3 million from selling shares as part of our Offering and Private Placement Offering, including proceeds received pursuant to our distribution reinvestment plan, of which $75.1 million represented net proceeds from sales of Class P shares to the Advisor. The Company can call the remaining $49.7 million of the Advisor’s $124.8 million commitment to purchase Class P shares at any time.
We have contributed and intend to contribute the net proceeds from the Offering and the Private Placement Offering to the Operating Partnership in respect of a corresponding number of Class T, Class S, Class D, Class I, Class F-I, Class P, Class B, Class M-I, Class M-S, Class R-I and Class R-S units of the Operating Partnership. The Operating Partnership uses the net proceeds received from us to make investments and pay fees and expenses attributable to our operations in accordance with our investment strategy and policies.
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in our prospectus.

Q1 Highlights
Capital Raising
•As part of the Offering, during the three months ended March 31, 2026, the Company received cumulative net proceeds of $3.5 million, including proceeds received pursuant to our distribution reinvestment plan.

•As part of the Private Placement Offering, during the three months ended March 31, 2026, the Company received cumulative net proceeds of $28.2 million, including proceeds received pursuant to our distribution reinvestment plan, from the sale of shares of our Class P, Class B, Class R-I and Class R-S common stock.
Operating Results
•We declared monthly distributions totaling $2.8 million during the three months ended March 31, 2026.
Portfolio
Investments in Real Estate
The following table provides information regarding our real estate properties as of March 31, 2026:

Investment	Ownership Interest	Number of Properties	Location	Property Type	Acquisition Date	Sq. Ft. (in thousands)	Occupancy
Marketplace at Highland Village	99%	1	Dallas, TX	Community shopping center	January 22, 2024	207	93%
Des Peres Corners	80%	1	St. Louis, MO	Grocery-anchored shopping center	July 25, 2024	121	88%
Village on Pooler Parkway	99%	1	Savannah, GA	Community shopping center	September 18, 2024	142	100%
Bridgepointe Shopping Center	99%	1	San Mateo, CA	Community shopping center	December 20, 2024	227	100%
Oak Grove Shoppes	80%	1	Orlando, FL	Grocery-anchored shopping center	January 17, 2025	142	99%
Deer Valley Towne Center	99%	1	Phoenix, AZ	Community shopping center	August 1, 2025	159	96%
Rio Hill Shopping Center	80%	1	Charlottesville, VA	Grocery-anchored shopping center	October 30, 2025	286	89%
Springs Plaza Shopping Center	80%	1	Bonita Springs, FL	Grocery-anchored shopping center	December 5, 2025	195	99%
		8				1,479

The following table details the expiring leases at our real estate properties by annualized base rent as of March 31, 2026 ($ in thousands):

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of total Annualized Base Rent Expiring
2026 (remaining)	7	$383	1%
2027	21	2,611	9%
2028	17	2,736	10%
2029	39	6,008	21%
2030	21	3,002	10%
2031	20	2,013	7%
2032	10	2,074	7%
2033	19	2,966	10%
2034	13	2,732	10%
2035	3	148	1%
Thereafter	17	3,958	14%
Total	187	$28,631	100%
_________
(1)Annualized base rent (“ABR”) represents the annualized monthly contractual base rent for our properties as of March 31, 2026. ABR is presented on a pro-rata ownership basis.

Investments in Real Estate-Related Securities
The following table details our investments in real estate-related securities as of March 31, 2026 ($ in thousands):

	March 31, 2026
Type of Real Estate-Related Securities	Cost Basis	Fair Value
Common stock of publicly-listed REITs	$28,167	$26,725
Real estate-related debt securities	16,868	16,808
Preferred securities	1,876	1,781
Total Investments in real estate-related securities	$46,911	$45,314
Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025	Change
Revenues
Rental revenue	$11,715	$7,427	$4,288
Total revenues	11,715	7,427	4,288
Expenses
Property operating	3,411	2,556	855
General and administrative	348	251	97
Management fees	563	253	310
Performance participation allocation	87	5	82
Depreciation and amortization	5,448	3,649	1,799
Total expenses	9,857	6,714	3,143
Other income (expense), net
Realized and unrealized gains (losses) from real estate-related securities, net	(333)	1,093	(1,426)
Interest expense	(3,486)	(2,367)	(1,119)
Other income	408	164	244
Total other income (expense), net	(3,411)	(1,110)	(2,301)
Net loss	$(1,553)	$(397)	$(1,156)
Net loss attributable to non-controlling interests	(42)	(16)	(26)
Net loss attributable to common stockholders	$(1,511)	$(381)	$(1,130)
Net loss per share of common stock - basic	$(0.07)	$(0.03)	$(0.04)
Net loss per share of common stock - diluted	$(0.07)	$(0.03)	$(0.04)
Weighted-average shares of common stock outstanding
Basic	21,267	14,763	6,504
Diluted	21,267	14,763	6,504
Rental Revenue, Property Operating Expenses, Depreciation and Amortization
The increase in rental revenues, property operating expenses and depreciation and amortization for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily attributable to the expanded portfolio. The current quarter’s results include operations from eight properties in the portfolio during the three months ended March 31, 2026, whereas the comparable period in 2025 included operational results from five properties, of which one was acquired during the three months ended March 31, 2025.

General and Administrative Expenses
The increase in general and administrative expenses for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily attributable to higher professional fees and higher net assets. Pursuant to the Amended and Restated Expense Limitation and Reimbursement Agreement, by and between the Company and the Advisor (the “Expense Limitation and Reimbursement Agreement”), the Company’s recognition of general and administrative expenses is subject to a limitation based on a percentage of its net assets, with amounts in excess of the limitation reimbursed by the Advisor. As the Company’s net assets increased, the dollar amount of general and administrative expenses eligible for recognition under the expense limitation increased, resulting in a higher portion of such expenses being recognized by the Company.
Other Income (Expense), Net
Other income (expense), net decreased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by realized and unrealized losses from real estate‑related securities, net, reflecting a larger securities portfolio and weaker market performance during the current period. Interest expense increased primarily due to interest expense incurred on mortgage financing across all eight of our properties, compared to financing activity in the prior year period, partially offset by interest income earned on cash balances and unrealized gains on derivative contracts.
Net income (loss) attributable to non-controlling interests
The increase in the net income attributable to non-controlling interests for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily attributable to operating results from the eight properties in our portfolio, all of which are held through joint ventures.
Management Fees
The increase in management fee expense accrued during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, is due to the increase in the average NAV during the year. The Advisor waived its management fee on shares issued in the Offering until January 31, 2025, and on shares issued in the Private Placement Offering until April 30, 2025.
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
We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in a manner that we believe allows our operating results to reflect the specific characteristics of our business by adjusting for items we view as not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of deferred financing costs, (iii) unrealized gains or losses from derivative contracts, net, (iv) gains or losses from changes in the fair value of real estate-related securities, (v) amortization of restricted share awards, (vi) non-cash performance participation allocation, (vii) amortization of above- and below-market lease intangibles and (vii) amounts attributable to non-controlling interests related to adjustments.

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
The following table presents a reconciliation of net income (loss) attributable to common stockholders under GAAP to FFO and AFFO ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to common stockholders	$(1,511)	$(381)
Adjustments to arrive at FFO:
Depreciation and amortization	5,448	3,649
Amount attributable to non-controlling interests for above adjustments	(485)	(210)
FFO attributable to common stockholders	$3,452	$3,058
Adjustments to arrive at AFFO:
Straight-line rental income	(730)	(227)
Amortization of deferred financing costs	121	58
Unrealized gains from derivative contracts, net	(143)	—
Unrealized (gains) losses from real estate-related securities, net	982	(610)
Amortization of restricted share awards	47	47
Performance participation allocation	87	5
Amortization of above- and below-market lease intangibles	(713)	(443)
Amount attributable to non-controlling interests for above adjustments	208	39
AFFO attributable to common stockholders	$3,311	$1,927

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

•Liabilities include the fees payable to the Advisor and the Dealer Manager, any accrued performance participation allocation to the Special Limited Partner, accounts payable, accrued operating expenses, mortgages, any portfolio-level credit facilities, subscriptions received in advanced and other liabilities. NAV reflects the impact of our Amended and Restated Expense Limitation and Reimbursement Agreement with the Advisor, pursuant to which the Advisor has agreed to waive and/or pay specified operating expenses so that such expenses do not exceed 0.50% of net assets (annualized) during the limitation period. Any excess expense waived or paid by the Advisor is not recognized as an expense in NAV until it is probable that we will reimburse the Advisor. We generally include the carrying amounts which approximate fair value due to their liquid and short-term nature. Mortgages and other long-term debt are valued at fair value on a monthly basis by an independent valuation services firm, typically utilizing a discounted cash flow analysis from a market participant perspective.
The following table provides a breakdown of the major components of our total NAV as of March 31, 2026 ($ and shares in thousands):

Components of NAV	March 31, 2026
Investment in real estate	$434,800
Investment in real estate-related securities	45,314
Cash and cash equivalents	27,616
Restricted cash	5,655
Other assets	8,555
Dividends payable	(950)
Other liabilities	(8,847)
Subscriptions received in advance	(4,351)
Mortgage notes, net of deferred financing costs	(232,244)
Accrued performance participation allocation	(87)
Management fee payable	(202)
Non-controlling interests in joint ventures	(17,784)
Net asset value	$257,475
Number of outstanding shares of common stock	21,848
The following table provides a breakdown of our total NAV and NAV per share of common stock by class as of March 31, 2026 ($ and shares in thousands, except per share data):

NAV per share	Class I	Class F-I	Class P (1)	Class B (1)	Class R-I (1)	Class R-S (1)	Total
Net asset value	$1,360	$19,297	$226,878	$7,047	$2,355	$538	$257,475
Number of outstanding shares	118	1,709	19,151	617	206	47	21,848
NAV Per Share as of March 31, 2026	$11.48	$11.29	$11.85	$11.42	$11.43	$11.45
________
(1)Class P, Class B, Class R-I and R-S shares are not sold as a part of our public offering.
Consistent with our disclosure in the Prospectus regarding our NAV calculation, our investments in real estate are initially valued at cost. Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the March 31, 2026 valuation of our investments in real estate:

Property Type	Discount Rate	Exit Capitalization Rate
Community shopping center	7.82%	6.91%
Grocery-anchored shopping center	8.20%	6.85%

These assumptions are determined by our independent valuation advisor and reviewed by the Advisor. A change in these assumptions would impact the calculation of the value of our investments in real estate. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investments in real estate value:

Input	Hypothetical Change	Community Shopping Center Values	Grocery-Anchored Shopping Center Values
Discount Rate	0.25% decrease	2.08%	1.88%
(weighted average)	0.25% increase	(1.58)%	(1.88)%
Exit Capitalization Rate	0.25% decrease	2.08%	2.16%
(weighted average)	0.25% increase	(1.58)%	(2.11)%
The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	March 31, 2026
Stockholders’ equity under GAAP	$204,868
Adjustments (1):
Advanced organization and offering costs (2)	11,718
Unrealized real estate and mortgage debt appreciation, net (3)	20,297
Accumulated depreciation and amortization (4)	22,139
Straight-line rent adjustment (5)	(1,589)
Accrued stockholder servicing fees (6)	42
NAV	$257,475
_________
The following details the adjustments to reconcile GAAP stockholders’ equity to our NAV:
(1)All adjustments are presented net of non-controlling interests.
(2)The Advisor has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting and other expenses attributable to our organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the earlier of (i) December 31, 2026 or (ii) the month that our aggregate NAV is at least $750 million. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months following such date. After the earlier of (i) December 31, 2026 or (ii) the month that our aggregate NAV is at least $750 million, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction of NAV as they are reimbursed to the Advisor.
(3)Our investments in real estate are presented at historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes are presented at their carrying value in our GAAP consolidated financial statements. As such, any changes in the fair market values of our investments in real estate and our mortgage notes are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our mortgage note liabilities are recorded at fair value.
(4)In accordance with GAAP, we depreciate our investments in real estate and amortize certain other lease intangible assets and liabilities. Such depreciation and amortization are not recorded for the purposes of calculating NAV.
(5)We record straight-line rent in accordance with GAAP. Any resulting straight-line rent receivable or liability is excluded for purposes of determining our NAV.

(6)Stockholder servicing fees only apply to Class T, Class S, Class D, Class R-S and Class M-S shares. For purposes of NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time Class T, Class S, Class D, Class R-S and Class M-S shares are sold.
Liquidity and Capital Resources
Our primary needs for liquidity and capital resources are to fund our investments, make distributions to our stockholders, repurchase shares of our common stock pursuant to our share repurchase plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness we may incur. Our offering and operating expenses will include, among other things, the management fee we pay to the Advisor, the performance participation allocation that the Operating Partnership pays to the Special Limited Partner, stockholder servicing fees we pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees.
We will reimburse the Advisor for certain out-of-pocket expenses in connection with our operations. The Advisor has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the earlier of (i) December 31, 2026 or (ii) the month that our aggregate NAV is at least $750 million. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months following such date. As of March 31, 2026 and December 31, 2025, the Advisor had incurred approximately $11.7 million and $10.8 million, respectively, of organization and offering expenses on our behalf.
Pursuant to an the Expense Limitation and Reimbursement Agreement, until the earlier of (1) December 31, 2026 or (2) the month that the Company’s aggregate net asset value is at least $750 million (the “Limitation Period”), the Advisor has contractually agreed to waive its fees and/or reimburse expenses on our behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). We agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that we will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to the Limitation Period without the consent of our Board, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to our operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property-level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by us), (vii) taxes and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor).
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
On March 25, 2026, Cohen & Steers REIT Trading, LLC, a wholly owned subsidiary of the Company, entered into a $15.0 million secured credit facility (the “Facility”) with Bank of America. The Facility has a 360-day evergreen term and may be terminated by either party upon advance notice in accordance with its terms. Borrowings under the Facility are secured by a pledge of eligible collateral within our real-estate related securities portfolio. As of March 31, 2026, there were no borrowings outstanding under the Facility. As of March 31, 2026, our real estate‑related securities portfolio totaled $45.3 million and consisted primarily of common stock of publicly traded REITs, as well as real estate‑related preferred and debt securities.
As of May 14, 2026, approximately $49.7 million of the Advisor’s $124.8 million commitment to purchase Class P shares remained outstanding. We may call all or a portion of this commitment at any time.

The Company’s mortgage notes disclosed below are interest-only throughout their respective term, with balloon-payments owed at maturity. The following table provides a summary of the fixed-rate and variable-rate mortgage note indebtedness of the Company’s properties as of March 31, 2026 and December 31, 2025 ($ in thousands):

			Outstanding balance as of
Indebtedness	Interest Rate	Maturity Date	March 31, 2026	December 31, 2025
Marketplace at Highland Village	6.13%	October 1, 2034	$23,155	$23,155
Des Peres Corners	6.02%	August 1, 2034	23,160	23,160
Village on Pooler Parkway	6.14%	October 1, 2034	20,400	20,400
Bridgepointe Shopping Center	5.69%	January 1, 2035	70,000	70,000
Oak Grove Shoppes	5.88%	February 1, 2032	24,300	24,300
Deer Valley Towne Center	5.31%	November 1, 2030	18,850	18,850
Rio Hill Shopping Center	5.38%	November 1, 2032	33,296	33,296
Springs Plaza Shopping Center (1)	SOFR + 175bps	December 5, 2030	21,900	21,900
Total loans secured by real estate			235,061	235,061
Deferred financing costs, net			(3,184)	(3,305)
Mortgage notes, net			$231,877	$231,756
_________
(1)    The Company entered into a non-hedge interest rate swap on December 5, 2025 maturing on November 1, 2030, which fixed the interest rate at 5.24%.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

Three Months Ended March 31, 2026
Cash flows provided by operating activities	$3,125
Cash flows used in investing activities	(13,453)
Cash flows provided by financing activities	13,979
Net increase in cash and cash equivalents	$3,651
Cash flows provided by operating activities were approximately $3.1 million for the three months ended March 31, 2026, primarily as a result of income generated from our investments in real estate and real estate-related securities.

Cash flows used in investing activities were $13.5 million for the three months ended March 31, 2026, primarily due to our purchases of real estate-related securities, deposits paid for real estate-related acquisitions and capital expenditures for the existing properties in the portfolio.
Cash flows provided by financing activities were $14.0 million for the three months ended March 31, 2026, primarily due to $10.9 million of proceeds from the issuance of common stock and $4.4 million of proceeds from subscriptions received in advance, partially offset by $1.0 million of distributions paid on common stock.
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
The following tables detail the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended March 31, 2026
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.1305	$—	$0.1305
Class F-I Common Stock	$0.1305	$—	$0.1305
Class P Common Stock	$0.1305	$—	$0.1305
Class B Common Stock	$0.1305	$—	$0.1305
Class R-I Common Stock	$0.1305	$—	$0.1305
Class R-S Common Stock	$0.0870	$(0.0155)	$0.0715

	Three Months Ended March 31, 2025
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.1305	$—	$0.1305
Class F-I Common Stock	$0.1305	$—	$0.1305
Class P Common Stock	$0.1305	$—	$0.1305
_________
(1)Stockholder servicing fees only apply to Class T, Class S, Class D, Class R-S and Class M-S shares. For purposes of NAV, we recognize the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the stockholder servicing fee as an offering cost at the time Class T, Class S, Class D, Class R-S, and Class M-S shares are sold. As of March 31, 2026, we had not sold any Class T, Class S, Class D and Class M-S shares.

The following table summarizes our distributions declared and paid on our shares of common stock ($ in thousands):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash (1)	$1,646	59%	$1,355	69%
Reinvested in shares	1,136	41%	617	31%
Total distributions	$2,782	100%	$1,972	100%
Source of Distributions
Cash flows from operating activities	$2,782	100%	$1,972	100%
Total sources of distributions (2)	$2,782	100%	$1,972	100%
AFFO	$3,311		$1,927
_________
(1)Distributions payable in cash include distributions declared and paid in cash of $0.7 million during each of the three months ended March 31, 2026 and 2025. Distributions declared but unpaid totaled $1.0 million and $0.7 million as of March 31, 2026 and 2025, respectively.
(2)During the three months ended March 31, 2026 and 2025, we received cash flows from operating activities in the amounts of $3.1 million and $2.3 million, respectively.

Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. There have been no material changes to our Critical Accounting Policies, including significant accounting policies that we believe are the most affected by our judgment, estimates and assumptions, which are described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
For information regarding the potential risks and uncertainties associated with our business, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and under the heading “Risk Factors” in our prospectus dated April 15, 2026, as supplemented.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered sales of equity securities
All sales of unregistered securities during the three months ended March 31, 2026 were previously disclosed.

Use of Proceeds
On January 30, 2026, our Registration Statement on Form S-11 (File No. 333-288734) for the Offering was declared effective under the Securities Act. The transaction price for each class of our common stock is determined monthly and is made available on our website, www.cnsreit.com, and in prospectus supplement filings.
As of March 31, 2026, we have primarily used the proceeds from the Offering and the unregistered sales of our Private Placement Offering toward the acquisition of $406.1 million in real estate and for investments of $45.3 million in real estate-related securities, net of proceeds from sales of such securities. In addition, we financed our investments with $235.1 million from mortgage notes.
Share Repurchases
The Company has adopted a share repurchase plan whereby, on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of all share classes will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. The Company will only repurchase Class P shares, or other shares, held by Cohen & Steers after all other stockholder repurchase requests have been processed (except with respect to repurchases of shares of common stock that the Advisor receives in lieu of a management fee (including any units of the Operating Partnership that are subsequently converted to shares of our common stock)). We will only process repurchases of common stock held by the Special Limited Partner after all other stockholder repurchase requests have been processed. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, except shares that have not been outstanding for at least one year (or for certain shares in the Private Placement Offering, two years) would be repurchased at 95% of the transaction price (subject to certain exceptions). If the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis after the Company has repurchased all shares for which repurchase has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

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
During the three months ended March 31, 2026, we repurchased Class P shares in the following amounts:

Month of	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
January 2026	12,532	$11.47	12,532	0.06%	—
February 2026	14,596	11.51	14,596	0.07%	—
March 2026	42,683	11.76	42,683	0.20%	—
Total	69,811	$11.66	69,811	N/M	—
_________
(1)     Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding in such class, in each case, based on the NAV as of the last calendar day of the prior month.
(2)     All repurchase requests under our share repurchase plan were satisfied.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Changes in Equity (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (Unaudited)

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

Cohen & Steers Income Opportunities REIT, Inc.

May 14, 2026	By:	/s/ James S. Corl
Date		James S. Corl
Chief Executive Officer, President & Chief Investment Officer (Principal Executive Officer)

May 14, 2026	By:	/s/ Arjun Mahalingam
Date		Arjun Mahalingam
Chief Financial Officer & Treasurer (Principal Financial Officer and Principal Accounting Officer)