Form 10-Q
period 2026-06-30
Cohen & Steers Income Opportunities REIT, Inc.
filed 2026-08-12
CIK 1939433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026 OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 12, 2026, the registrant had the following shares outstanding: 22,853,576 shares of Class P common stock, 205,341 shares of Class I common stock, 2,662,886 shares of Class F-I common stock, 636,133 shares of Class R-I common stock, 440,062 shares of Class R-S common stock, 2,618,403 shares of Class B common stock and 92,456 shares of Class M-I common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands - except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Investments in real estate, net	$624,138	$387,475
Investments in real estate-related securities, at fair value	50,462	38,134
Lease intangible assets, net	79,792	53,634
Cash and cash equivalents	11,939	8,804
Restricted cash	22,137	20,816
Due from affiliate	119	107
Other assets	10,740	5,436
Total assets	$799,327	$514,406
LIABILITIES AND EQUITY
Mortgage notes, net	$368,795	$231,756
Lease intangible liabilities, net	80,446	50,905
Secured credit facility	15,000	—
Due to affiliate	12,478	10,954
Accounts payable, accrued expenses and other liabilities	33,453	27,679
Total liabilities	$510,172	$321,294
Commitments and Contingencies (see Note 14)
Equity
Preferred Stock- $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	$—	$—
Common Stock- Class P shares, $0.01 par value per share, 800,000,000 shares authorized; 22,649,304 and 17,615,306 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	226	176
Common Stock- Class I shares, $0.01 par value per share, 600,000,000 shares authorized; 139,669 and 115,243 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Common Stock- Class F-I shares, $0.01 par value per share, 100,000,000 shares authorized; 2,047,438 and 1,397,246 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	19	13
Common Stock- Class B shares, $0.01 par value per share, 38,000,000 shares authorized; 1,636,313 and no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	16	—
Common Stock- Class R-I shares, $0.01 par value per share, 45,000,000 shares authorized; 505,021 and no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5	—
Common Stock- Class R-S shares, $0.01 par value per share, 45,000,000 shares authorized; 256,883 and no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2	—
Common Stock- Class M-I shares, $0.01 par value per share, 180,000,000 shares authorized; 3,139 and no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common Stock- Classes T, S, D, and M-S, $0.01 par value per share, no shares issued and outstanding as of June 30, 2026 and December 31, 2025 (see Note 11 for shares authorized)	—	—
Additional paid-in capital	291,263	197,234
Accumulated deficit	(23,004)	(18,188)
Total stockholders’ equity	268,528	179,236
Non-controlling interests	20,627	13,876
Total equity	289,155	193,112
Total liabilities and equity	$799,327	$514,406
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands - except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental revenue	$13,677	$7,794	$25,392	$15,221
Total revenues	13,677	7,794	25,392	15,221
Expenses
Property operating	3,906	2,563	7,317	5,119
General and administrative	413	272	761	523
Management fees	698	445	1,261	698
Performance participation allocation	177	20	264	25
Depreciation and amortization	7,250	3,627	12,698	7,276
Total expenses	12,444	6,927	22,301	13,641
Other income (expense), net
Realized and unrealized gains from real estate-related securities, net	5,211	1,661	4,878	2,754
Interest expense	(4,339)	(2,430)	(7,825)	(4,797)
Other income	506	394	914	558
Total other income (expense), net	1,378	(375)	(2,033)	(1,485)
Net income	$2,611	$492	$1,058	$95
Net income (loss) attributable to non-controlling interests	(45)	227	(87)	211
Net income (loss) attributable to common stockholders	$2,656	$265	$1,145	$(116)
Net income (loss) per share of common stock - basic	$0.11	$0.02	$0.05	$(0.01)
Net income (loss) per share of common stock - diluted	$0.11	$0.02	$0.05	$(0.01)
Weighted-average shares of common stock outstanding
Basic	24,343	17,275	22,813	16,026
Diluted	24,348	17,275	22,818	16,026
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands - except per share data)

	Par Value
	Common Stock Class I	Common Stock Class F-I	Common Stock Class P	Common Stock Class B	Common Stock Class R-I	Common Stock Class R-S	Common Stock Class M-I	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at March 31, 2026	$1	$16	$191	$6	$2	$—	$—	$227,133	$(22,481)	$204,868	$14,730	$219,598
Common stock issued	—	3	34	10	3	2	—	63,044	—	63,096	—	63,096
Distributions declared on common stock	—	—	—	—	—	—	—	—	(3,179)	(3,179)	—	(3,179)
Distribution reinvestments	—	—	1	—	—	—	—	1,824	—	1,825	—	1,825
Offering costs	—	—	—	—	—	—	—	(192)	—	(192)	—	(192)
Amortization of restricted stock grants	—	—	—	—	—	—	—	47	—	47	—	47
Net income (loss)	—	—	—	—	—	—	—	—	2,656	2,656	(45)	2,611
Repurchase of common stock	—	—	—	—	—	—	—	(593)	—	(593)	—	(593)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	5,997	5,997
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(55)	(55)
Balance at June 30, 2026	$1	$19	$226	$16	$5	$2	$—	$291,263	$(23,004)	$268,528	$20,627	$289,155

	Par Value
	Common Stock Class I	Common Stock Class F-I	Common Stock Class P	Common Stock Class B	Common Stock Class R-I	Common Stock Class R-S	Common Stock Class M-I	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at March 31, 2025	$1	$1	$164	$—	$—	$—	$—	$170,661	$(8,058)	$162,769	$7,431	$170,200
Common stock issued	—	8	2	—	—	—	—	11,645	—	11,655	—	11,655
Distributions declared on common stock	—	—	—	—	—	—	—	—	(2,258)	(2,258)	—	(2,258)
Distribution reinvestments	—	—	1	—	—	—	—	1,249	—	1,250	—	1,250
Offering costs	—	—	—	—	—	—	—	(554)	—	(554)	—	(554)
Amortization of restricted stock grants	—	—	—	—	—	—	—	32	—	32	—	32
Net income	—	—	—	—	—	—	—	—	265	265	227	492
Repurchase of common stock	—	—	—	—	—	—	—	(471)	—	(471)	—	(471)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	6	6
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(396)	(396)
Balance at June 30, 2025	$1	$9	$167	$—	$—	$—	$—	$182,562	$(10,051)	$172,688	$7,268	$179,956
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited) (Continued)
(in thousands - except per share data)

	Par Value
	Common Stock Class I	Common Stock Class F-I	Common Stock Class P	Common Stock Class B	Common Stock Class R-I	Common Stock Class R-S	Common Stock Class M-I	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2025	$1	$13	$176	$—	$—	$—	$—	$197,234	$(18,188)	$179,236	$13,876	$193,112
Common stock issued	—	6	49	16	5	2	—	93,065	—	93,143	—	93,143
Distributions declared on common stock	—	—	—	—	—	—	—	—	(5,961)	(5,961)	—	(5,961)
Distribution reinvestments	—	—	2	—	—	—	—	3,454	—	3,456	—	3,456
Offering costs	—	—	—	—	—	—	—	(1,178)	—	(1,178)	—	(1,178)
Amortization of restricted stock grants	—	—	—	—	—	—	—	94	—	94	—	94
Net income (loss)	—	—	—	—	—	—	—	—	1,145	1,145	(87)	1,058
Repurchase of common stock	—	—	(1)	—	—	—	—	(1,406)	—	(1,407)	—	(1,407)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	6,909	6,909
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(71)	(71)
Balance at June 30, 2026	$1	$19	$226	$16	$5	$2	$—	$291,263	$(23,004)	$268,528	$20,627	$289,155

	Par Value
	Common Stock Class I	Common Stock Class F-I	Common Stock Class P	Common Stock Class B	Common Stock Class R-I	Common Stock Class R-S	Common Stock Class M-I	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2024	$1	$—	$127	$—	$—	$—	$—	$129,435	$(5,705)	$123,858	$4,493	$128,351
Common stock issued	—	9	38	—	—	—	—	52,366	—	52,413	—	52,413
Distributions declared on common stock	—	—	—	—	—	—	—	—	(4,230)	(4,230)	—	(4,230)
Distribution reinvestments	—	—	2	—	—	—	—	2,141	—	2,143	—	2,143
Offering costs	—	—	—	—	—	—	—	(988)	—	(988)	—	(988)
Amortization of restricted stock grants	—	—	—	—	—	—	—	79	—	79	—	79
Net income (loss)	—	—	—	—	—	—	—	—	(116)	(116)	211	95
Repurchase of common stock	—	—	—	—	—	—	—	(471)		(471)	—	(471)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	2,979	2,979
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(415)	(415)
Balance at June 30, 2025	$1	$9	$167	$—	$—	$—	$—	$182,562	$(10,051)	$172,688	$7,268	$179,956
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,058	$95
Adjustments to net income:
Depreciation and amortization	12,698	7,276
Unrealized gains on changes in fair value of real estate-related securities, net	(2,512)	(1,810)
Unrealized gains on derivative contracts	(399)	—
Realized gains on sale of real estate-related securities, net	(1,490)	(149)
Amortization of above- and below-market lease intangibles, net	(1,633)	(866)
Straight-line rent adjustments	(1,445)	(429)
Amortization of deferred financing costs	310	118
Amortization of restricted share grants	94	79
Changes in assets and liabilities:
Other assets	(2,775)	(1,835)
Due from affiliate	(12)	159
Due to affiliate	347	169
Accounts payable, accrued expenses and other liabilities	1,570	1,859
Net cash provided by operating activities	5,811	4,666
Cash flows from investing activities:
Acquisition of real estate	(211,944)	(38,440)
Capital improvements on real estate	(3,248)	(276)
Deposits on real estate-related acquisitions	—	(600)
Purchases of real estate-related securities	(29,062)	(24,417)
Proceeds from sale of real estate-related securities	21,690	13,352
Net cash used in investing activities	(222,564)	(50,381)
Cash flows from financing activities:
Proceeds from issuance of common stock	73,993	52,301
Repurchase of common stock	(813)	(471)
Contributions from non-controlling interests	6,909	2,979
Distributions paid on common stock	(2,153)	(1,875)
Distributions to non-controlling interests	(71)	(415)
Proceeds from credit facility	15,000	—
Proceeds from subscriptions received in advance	18,580	790
Proceeds from mortgage notes	111,720	24,300
Principal repayments of mortgage notes	(47)	—
Payment of financing costs on mortgage notes	(1,824)	(121)
Payment of financing costs on secured credit facility	(85)	—
Net cash provided by financing activities	221,209	77,488
Net change in cash, cash equivalents and restricted cash	4,456	31,773
Cash, cash equivalents and restricted cash, at the beginning of the period	29,620	8,504
Cash, cash equivalents and restricted cash, at the end of the period	$34,076	$40,277

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$11,939	$38,289
Restricted cash	22,137	1,988
Total cash and cash equivalents and restricted cash	$34,076	$40,277
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,155	$4,228
Supplemental disclosure of non-cash investing and financing activities:
Assumption of mortgage note in conjunction with acquisition of real estate	$26,916	$—
Distribution reinvestments	$3,456	$2,142
Accrued distributions	$1,183	$771
Accrued offering costs due to affiliate	$949	$988
Accrued purchases of real-estate related securities	$941	$34
Accrued repurchases of common stock	$594	$—
Accrued capital expenditures	$333	$—
Accrued stockholder servicing fees	$229	$—
Accrued acquisition costs	$166	$—
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
On February 21, 2023, the Securities and Exchange Commission (the “SEC”) declared effective our registration statement for our initial public offering of up to $3.0 billion in shares of common stock (the “Initial Public Offering”). Our Initial Public Offering terminated upon the commencement of our second public offering, which we commenced on January 30, 2026 (the “Second Public Offering” and together with the Initial Public Offering, the “Offering”). Pursuant to our Second Public Offering, we are offering on a continuous basis up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering and up to $0.6 billion in shares pursuant to our distribution reinvestment plan. We are offering any combination of our Class T shares, Class S shares, Class D shares, Class I shares and Class F-I shares, with a dollar value up to the maximum offering amount. Class F-I shares were offered to all investors through June 30, 2026, following which Class F-I shares will be offered only to certain eligible investors as determined by the Company in its sole discretion and through our distribution reinvestment plan. We are not currently offering any of our Class F-T shares, Class F-S shares or Class F-D shares in any offering.
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
As of June 30, 2026, the Company had received cumulative net proceeds of $300.9 million from selling shares as part of our Offering and Private Placement Offering, including proceeds received pursuant to our distribution reinvestment plan, of which $105.8 million represented net proceeds from sales of Class P shares to the Advisor. The Company can call the remaining $19.0 million of the Advisor’s $124.8 million commitment to purchase Class P shares at any time.
As of June 30, 2026, the Company owned eleven properties and held a portfolio of real estate-related securities. The Company currently operates in two reportable segments: real estate and real estate-related securities. See Note 12 for additional information.

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
There is no other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025, resulting in comprehensive income (loss) equaling net income (loss). Accordingly, the statements of other comprehensive income (loss) are not presented.
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
As of June 30, 2026 and December 31, 2025, the Company held interests in two joint ventures that it consolidates.

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
Liabilities assumed in connection with the acquisition of real estate are recorded at their estimated fair value as of the acquisition date. Any difference between the fair value and principal balance of assumed debt is recorded as a debt premium or discount and amortized as an adjustment to interest expense over the remaining term of the related debt using the straight-line method, which approximates the effective interest method.

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
Deferred Charges
The Company’s deferred charges include financing and leasing costs. Deferred financing costs include legal, structuring and other loan costs incurred by the Company for its financing agreements. Deferred financing costs related to the mortgage notes at the Company’s properties are recorded as an offset to the related liability and are amortized over the term of the applicable financing instrument as interest expense. Deferred financing costs related to the secured credit facility (Note 7) are recorded as a component of other assets and amortized over the term of the secured credit facility as interest expense. Deferred leasing costs incurred in connection with leases, consisting primarily of leasing commissions, are recorded as a component of other assets on the Company’s consolidated balance sheets and are amortized over the term of the related lease.
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
As of June 30, 2026 and December 31, 2025, the Advisor and its affiliates had advanced approximately $11.7 million and $10.8 million, respectively, of organization and offering expenses on the Company’s behalf. Organizational expenses are expensed as incurred and offering expenses are charged to stockholders’ equity, as we expect that such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Offering and the Private Placement Offering.
Derivative Instruments
The Company uses a derivative financial instrument in the form of an interest rate swap to manage ongoing risks from fluctuations in interest rates. The Company records its derivative instrument at fair value and such instrument is reflected in other assets or in accounts payable, accrued expenses and other liabilities on the Company's consolidated balance sheets. Any change in the fair value of such derivative instrument is recorded as a component of other income on the Company's consolidated statements of operations. Such interest rate swap is not designated as a hedging instrument.
Earnings per Share
Basic earnings per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is antidilutive) for the period. For the three and six months ended June 30, 2026, the Company had 4,837 and 4,569 dilutive securities outstanding, respectively, that would cause the basic and diluted earnings per share to differ. For the three and six months ended June 30, 2025 the Company did not have any potentially dilutive securities outstanding that would cause the basic and diluted earnings per share to differ. All classes of common stock are allocated net income (loss) at the same rate per share and receive the same gross distribution per share.
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
As of June 30, 2026, the Company’s investments in listed securities, which are primarily in common stock of publicly-listed REITs and real estate-related preferred securities, are recorded at fair value based on the closing price as reported by the applicable national securities exchange and have been classified as Level 1.
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

The following tables detail the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Common stock of publicly listed REITs	$28,614	$—	$—	$28,614	$22,744	$—	$—	$22,744
Real estate-related preferred securities	2,024	—	—	2,024	1,310	—	—	1,310
Real estate-related debt securities	—	19,824	—	19,824	—	14,080	—	14,080
Interest rate swap (1)	—	320	—	320	—	—	—	—
Total	$30,638	$20,144	$—	$50,782	$24,054	$14,080	$—	$38,134

Liabilities:
Interest rate swap (1)	$—	$—	$—	$—	$—	$75	$—	$75
Total	$—	$—	$—	$—	$—	$75	$—	$75
_________
(1)     The Company’s interest rate swap is recorded in other assets or in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets, depending on whether the instrument is in an asset or liability position at the reporting date. Amounts include net receivables or payables from the counterparty, as applicable.
We estimated that our other financial assets and liabilities, including amounts outstanding under our secured credit facility, had fair values that approximated their carrying values at both June 30, 2026 and December 31, 2025. The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the consolidated balance sheets ($ in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes (1)	$374,317	$371,945	$235,061	$235,002
Total	$374,317	$371,945	$235,061	$235,002
_________
(1)The Company determined the estimated fair value of its properties’ mortgage notes using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates consider interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor and the time until maturity. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of June 30, 2026 and December 31, 2025, the carrying value of the properties’ mortgage notes disclosed above excludes unamortized deferred financing costs of $4.9 million and $3.3 million, respectively.
Recent Accounting Pronouncements
There were no recently issued or adopted accounting pronouncements during the six months ended June 30, 2026 that are expected to materially impact the Company.

Note 3: Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2026	December 31, 2025
Buildings and improvements	$509,219	$286,033
Land	128,065	109,289
Total	637,284	395,322
Accumulated depreciation	(13,146)	(7,847)
Investment in real estate, net	$624,138	$387,475
Acquisitions
The Company acquired the following properties during the six months ended June 30, 2026 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Property Type	Acquisition Date	Purchase Price (1)
Winslow Bay Commons	99%	1	Charlotte, NC	Community shopping center	May 12, 2026	$60,971
Oracle Crossings	80%	1	Tucson, AZ	Grocery-anchored shopping center	May 28, 2026	54,570
1890 Ranch	99%	1	Austin, TX	Community shopping center	June 3, 2026	126,264
		3				$241,805
The Company acquired the following properties during the year ended December 31, 2025 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Property Type	Acquisition Date	Purchase Price (1)
Oak Grove Shoppes	80%	1	Orlando, FL	Grocery-anchored shopping center	January 17, 2025	$40,181
Deer Valley Towne Center	99%	1	Phoenix, AZ	Community shopping center	August 1, 2025	34,032
Rio Hill Shopping Center	80%	1	Charlottesville, VA	Grocery-anchored shopping center	October 30, 2025	52,200
Springs Plaza Shopping Center	80%	1	Bonita Springs, FL	Grocery-anchored shopping center	December 5, 2025	34,229
		4				$160,642
_________
(1)Purchase price includes transaction costs and other acquisition-related adjustments.

The following table summarizes the purchase price allocation for the properties acquired during the six months ended June 30, 2026 ($ in thousands):

June 30, 2026
Buildings and improvements	$220,063
Land	18,775
In-place lease intangibles	31,733
Above-market lease intangibles	1,908
Below-market lease intangibles	(31,341)
Discount on assumed mortgage	667
Total purchase price	$241,805
The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2025 ($ in thousands):

December 31, 2025
Buildings and improvements	$124,222
Land	35,021
In-place lease intangibles	28,991
Above-market lease intangibles	472
Below-market lease intangibles	(28,064)
Total purchase price	$160,642
The weighted-average amortization periods for lease intangible assets and liabilities acquired in connection with the Company’s acquisitions during the six months ended June 30, 2026 and the year ended December 31, 2025 were as follows (in years):

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
In-place lease intangibles	5.6	8.0
Above-market lease intangibles	5.8	6.1
Below-market lease intangibles (1)	18.4	26.0
_________
(1)Amortization period assumes the exercise of any below-market lease options.
Note 4. Investments in Real Estate-Related Securities
As of June 30, 2026 and December 31, 2025, the Company’s investments primarily consist of real estate-related securities, including shares of common stock of publicly listed REITs, real estate-related preferred securities and real estate-related debt securities. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its consolidated balance sheets.

The following table summarizes the Company’s investments in real estate-related securities ($ in thousands):

	Equity Securities (1)	Debt Securities (1)	Total
Balance as of December 31, 2025	$24,054	$14,080	$38,134
Additions	23,414	6,589	30,003
Dispositions	(21,005)	(672)	(21,677)
Unrealized gains (losses) on changes in fair value of real estate-related securities, net	2,690	(178)	2,512
Realized gains on sale of real estate-related securities, net	1,485	5	1,490
Balance as of June 30, 2026	$30,638	$19,824	$50,462
_________
(1)Equity securities primarily represent common stock of publicly-traded REITs, as well as real estate-related preferred securities. Debt securities represent real estate-related debt securities.
The following table summarizes the components of realized and unrealized gains from real estate-related securities, net during the three and six months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized gains, net	$3,494	$1,200	$2,512	$1,810
Realized gains (losses), net	1,265	(32)	1,490	149
Dividend and interest income (1)	452	493	876	795
Total	$5,211	$1,661	$4,878	$2,754
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
Note 5: Intangibles
Lease intangibles are amortized over the remaining lease terms from which they were derived. The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease intangible assets
In-place lease	$97,532	$(20,397)	$77,135
Above-market lease	3,144	(487)	2,657
Total intangible assets	$100,676	$(20,884)	$79,792

Lease intangible liabilities
Below-market lease	$(84,729)	$4,283	$(80,446)
Total intangible liabilities	$(84,729)	$4,283	$(80,446)

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease intangible assets
In-place lease	$65,836	$(13,118)	$52,718
Above-market lease	1,236	(320)	916
Total intangible assets	$67,072	$(13,438)	$53,634

Lease intangible liabilities
Below-market lease	$(53,389)	$2,484	$(50,905)
Total intangible liabilities	$(53,389)	$2,484	$(50,905)
The estimated future amortization on the Company’s lease intangibles for each of the next five years and thereafter as of June 30, 2026 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Intangibles
2026 (remaining)	$10,792	$341	$(2,713)
2027	18,238	595	(5,367)
2028	13,429	450	(5,177)
2029	9,485	378	(5,067)
2030	7,128	323	(4,949)
2031	5,277	255	(4,668)
Thereafter	12,786	315	(52,505)
	$77,135	$2,657	$(80,446)
Note 6: Other Assets and Liabilities
The following table summarizes the components of other assets ($ in thousands):

	June 30, 2026	December 31, 2025
Receivables - property	$3,158	$2,660
Leasing costs, net	2,683	896
Straight-line rent receivable	2,512	1,066
Prepaid expenses	804	—
Escrows receivable	460	—
Other	397	101
Tenant inducement costs, net	375	395
Receivables - real estate-related securities	351	303
Prepaid financing costs (1)	—	15
Total	$10,740	$5,436
_________
(1)Costs paid in advance relate to future property-related financing. Such costs are not amortized until the related borrowing is made.

The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	June 30, 2026	December 31, 2025
Subscriptions received in advance	$18,580	$19,150
Accounts payable and accrued expenses	5,149	3,876
Real estate taxes payable	1,702	845
Prepaid rent	1,661	976
Security deposits - property	1,437	804
Accrued interest expense	1,397	1,114
Distribution payable (1)	1,183	833
Accrued purchases of real-estate related securities	941	—
Leasing commissions payable	810	—
Other	593	81
Total	$33,453	$27,679
_________
(1)Distribution payable as of June 30, 2026 and December 31, 2025 includes $0.4 million and $0.3 million, respectively, representing distributions declared on shares held by the Advisor.
Note 7: Mortgage Notes and Secured Credit Facility
Mortgage notes
The following is a summary of the non-recourse mortgage notes secured by the Company’s properties ($ in thousands):

			Outstanding balance as of
Indebtedness	Interest Rate	Maturity Date	June 30, 2026	December 31, 2025
Marketplace at Highland Village	6.13%	October 1, 2034	$23,155	$23,155
Des Peres Corners	6.02%	August 1, 2034	23,160	23,160
Village on Pooler Parkway	6.14%	October 1, 2034	20,400	20,400
Bridgepointe Shopping Center	5.69%	January 1, 2035	70,000	70,000
Oak Grove Shoppes	5.88%	February 1, 2032	24,300	24,300
Deer Valley Towne Center	5.31%	November 1, 2030	18,850	18,850
Rio Hill Shopping Center	5.38%	November 1, 2032	33,296	33,296
Springs Plaza Shopping Center (1)	SOFR + 175 bps	December 5, 2030	21,900	21,900
Oracle Crossings	4.88%	January 6, 2029	27,536	—
1890 Ranch	5.27%	July 1, 2031	75,000	—
Winslow Bay Commons	5.45%	June 1, 2031	36,720	—
Total loans secured by real estate			374,317	235,061
Deferred financing costs, net			(4,855)	(3,305)
Mortgage discount, net			(667)	—
Mortgage notes, net			$368,795	$231,756
_________
(1)    The Company entered into an interest rate swap on December 5, 2025 maturing on November 1, 2030, which fixed the interest rate at 5.24%.

The following table details the future principal payments due under the mortgage notes as of June 30, 2026 ($ in thousands):

Year	Mortgage Notes
2026 (remaining)	$298
2027	623
2028	651
2029	25,964
2030	40,750
2031	111,720
Thereafter	194,311
Total future principal payments	$374,317
The Company is subject to various financial and operational covenants under certain of its mortgage notes. The Company was in compliance with all of its loan covenants as of June 30, 2026.
Secured Credit Facility
On March 25, 2026, Cohen & Steers REIT Trading, LLC, a wholly owned subsidiary of the Company, entered into a secured credit facility (the “Facility”) with Bank of America. Borrowings under the Facility are secured by a pledge of eligible collateral within our real-estate related securities portfolio. The Facility provided for aggregate commitments of up to $15.0 million, bears interest at a rate equal to daily SOFR plus 1.10%, and is subject to an unused commitment fee of 0.45%. The Facility has a 360-day evergreen term and may be terminated by either party upon advance notice in accordance with its terms. As of June 30, 2026, $15.0 million was outstanding under the Facility.
On July 15, 2026, the Company entered into an amendment to the Facility that increased the aggregate commitments available under the Facility from up to $15.0 million to up to $25.0 million.
The Company is subject to various financial and operational covenants under the Facility. The Company was in compliance with all of its Facility covenants as of June 30, 2026.
Note 8: Leases
Lessor
Income from fixed lease payments for operating leases is recognized on a straight-line basis over the non-cancelable term of the lease and is considered to be the fixed component of the operating leases. The variable components primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance and common area maintenance costs.
Lease income related to operating leases recognized and included in the consolidated statements of operations is as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease income — fixed	$9,789	$5,420	$18,004	$10,726
Lease income — variable	2,968	1,951	5,755	3,629
Total operating lease income (1)	$12,757	$7,371	$23,759	$14,355
_________
(1)The table above does not include above- and below-market intangible lease amortization of $0.9 million and $1.6 million for the three and six months ended June 30, 2026 and $0.4 million and $0.9 million for the three and six months ended June 30, 2025, respectively (see Note 5).

To the extent the Company has a significant concentration of revenues from any single tenant, the inability of that tenant to make its rent payments could have an adverse effect on the Company. There were no tenants that made up over 10% of the Company’s aggregate Annualized Base Rent (“ABR”) as of June 30, 2026 or June 30, 2025.
The following table presents the undiscounted future minimum rents the Company expects to receive for its properties as of June 30, 2026 ($ in thousands):

Year	Future Minimum Rents
2026 (remaining)	$23,978
2027	46,177
2028	40,985
2029	34,089
2030	27,900
2031	22,622
Thereafter	74,920
Total	$270,671
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
Pursuant to an Amended and Restated Expense Limitation and Reimbursement Agreement, by and between the Company and the Advisor (the “Expense Limitation and Reimbursement Agreement”), until the earlier of (1) December 31, 2026 or (2) the month that the Company’s aggregate net asset value is at least $750.0 million (the “Limitation Period”), the Advisor has contractually agreed to waive its fees and/or reimburse expenses on the Company’s behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized or, if a lower expense limit is then in effect, such lower limit). The Company has agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that the Company will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to the Limitation Period without the consent of the Board, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to the Company’s operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property-level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor). The Company incurred general and administrative expenses (other than stock compensation expense) during the three months ended June 30, 2026 and 2025 of approximately $0.6 million and $0.6 million, respectively, and $1.1 million and $1.3 million during the six months ended June 30, 2026 and 2025, respectively. Pursuant to the Expense Limitation and Reimbursement Agreement, the Advisor reimbursed $0.2 million and $0.3 million of these Specified Expenses during the three months ended June 30, 2026 and 2025, respectively, and $0.4 million and $0.9 million during the six months ended June 30, 2026 and 2025, respectively. These amounts exceeded the contractual limitation of 0.50% of net assets (annualized) and, accordingly, were not recognized in the Company’s consolidated statements of operations. As of June 30, 2026, the due from affiliate amount of $0.1 million represents amounts yet to be reimbursed by the Advisor to the Company. The Company recorded stock compensation expense of $47 thousand and $32 thousand during the three months ended June 30, 2026 and 2025, respectively, and $94 thousand and $79 thousand during the six months ended June 30, 2026 and 2025, respectively, which reflects the amortization of the restricted share awards granted to the independent directors.

The Company incurred general and administrative expenses (other than stock compensation expense) of approximately $6.5 million from February 21, 2023 (the date the registration statement for the Company’s Initial Public Offering was declared effective by the SEC) through June 30, 2026. Pursuant to the Expense Limitation and Reimbursement Agreement, approximately $4.5 million of these expenses are reimbursable by the Advisor and are thus not reflected as general and administrative expenses in the Company’s consolidated statements of operations since, as of June 30, 2026, it is not probable that the Company’s Specified Expenses will be less than 0.5% of net assets (annualized) within three years after the month in which the Specified Expenses were incurred and deemed reimbursable.
Cohen & Steers Securities, LLC (the “Dealer Manager”) serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company has entered into an agreement (the “Dealer Manager Agreement”) with the Dealer Manager in connection with the Offering. The Company’s obligations under the Dealer Manager Agreement to pay stockholder servicing fees with respect to the Class T, Class S, Class D, Class R-S and Class M-S shares distributed in the Offering and Private Placement Offering shall survive until such shares are no longer outstanding (including if such shares are converted into Class I and Class F-I shares).
The following table details the upfront selling commissions, dealer manager fees, investment professional stockholder servicing fees and dealer stockholder servicing fees for each applicable share class sold in the Offering and the Private Placement Offering. No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class P shares, Class B shares, Class M-I shares, Class R-I shares, Class I shares or Class F-I shares or shares of any class sold pursuant to the Company’s distribution reinvestment plan. As of June 30, 2026, the Company had accrued stockholder servicing fees of $0.2 million related to Class R-S shares sold. Such fees are recorded as a reduction to additional paid-in capital with a corresponding liability included in due to affiliates on the Company’s consolidated balance sheets. The Company did not have any accrued stockholder servicing fees as of December 31, 2025.

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

Due to Affiliate
The following table details the Company’s expenses that are due to its Advisor or its affiliates ($ in thousands):

	June 30, 2026	December 31, 2025
Organization and offering costs	$11,724	$10,774
Management fees	261	170
Accrued performance participation allocation	264	10
Stockholder servicing fees	229	—
Total	$12,478	$10,954
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
As of June 30, 2026, the Advisor and its affiliates had advanced approximately $11.7 million of organization and offering expenses on the Company’s behalf.
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
During the three months ended June 30, 2026 and 2025, the Company incurred management fees of $0.7 million and $0.4 million, respectively, and $1.3 million and $0.7 million during the six months ended June 30, 2026 and 2025, respectively, which the Advisor has elected to receive in cash.
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
During the three months ended June 30, 2026 and 2025, the Company accrued performance participation allocation of $0.2 million and $0.02 million, respectively, and $0.3 million and $0.03 million during the six months ended June 30, 2026 and 2025, respectively.

Note 10: Share Based Payments
The following table summarizes the grants, vesting and forfeitures of restricted common stock during the six months ended June 30, 2026 ($ in thousands):

Restricted Shares	Shares	Grant Date Fair Value
Outstanding as of December 31, 2025	16,776	$187
Granted	—	—
Vested	—	—
Forfeiture	—	—
Outstanding as of June 30, 2026	16,776	$187
The following table summarizes the grants, vesting and forfeitures of restricted common stock during the six months ended June 30, 2025 ($ in thousands):

Restricted Shares	Shares	Grant Date Fair Value
Outstanding as of December 31, 2024	18,132	$187
Granted	—	—
Vested	(18,132)	(187)
Forfeiture	—	—
Outstanding as of June 30, 2025	—	$—
Restricted Share Awards
The Company grants restricted Class I shares to its independent directors in accordance with its independent director compensation policy. On June 3, 2024, the Company granted 6,044 restricted Class I shares to each of its three independent directors. The shares, including any unvested shares granted under the distribution reinvestment plan, vested and became non-forfeitable on the one-year anniversary of the grant date. On July 1, 2025, the Company granted 5,592 restricted Class I shares to each of its three independent directors. Such shares, including any unvested shares issued under the distribution reinvestment plan, will vest and become non-forfeitable on the one-year anniversary of the grant date. The Company did not grant any restricted Class I shares during the six months ended June 30, 2026.
The Company recorded stock compensation expense of $47 thousand and $32 thousand during the three months ended June 30, 2026 and 2025, respectively, and $94 thousand and $79 thousand during the six months ended June 30, 2026 and 2025, respectively, which reflected the amortization of the restricted share awards granted to the independent directors and was included in general and administrative expense in the consolidated statements of operations.

Note 11: Equity
Authorized Capital
As of June 30, 2026 and December 31, 2025, the Company was authorized to issue up to 3.4 billion shares, consisting of the following:

		June 30, 2026		December 31, 2025
Classification	Par Value per Share	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Preferred Stock	$0.01	100,000,000	—	100,000,000	—
Class P Shares	$0.01	800,000,000	22,649,304	800,000,000	17,615,306
Class T Shares	$0.01	80,000,000	—	80,000,000	—
Class S Shares	$0.01	800,000,000	—	800,000,000	—
Class D Shares	$0.01	160,000,000	—	160,000,000	—
Class I Shares	$0.01	600,000,000	139,669	600,000,000	115,243
Class F-T Shares	$0.01	20,000,000	—	20,000,000	—
Class F-S Shares	$0.01	200,000,000	—	200,000,000	—
Class F-D Shares	$0.01	40,000,000	—	40,000,000	—
Class F-I Shares	$0.01	100,000,000	2,047,438	100,000,000	1,397,246
Class B Shares	$0.01	38,000,000	1,636,313	38,000,000	—
Class R-I Shares	$0.01	45,000,000	505,021	45,000,000	—
Class R-S Shares	$0.01	45,000,000	256,883	45,000,000	—
Class M-I Shares	$0.01	180,000,000	3,139	180,000,000	—
Class M-S Shares	$0.01	240,000,000	—	240,000,000	—
Total		3,448,000,000	27,237,767	3,448,000,000	19,127,795

Common Stock
The following tables detail the movement in the Company’s outstanding shares of common stock:

	Three Months Ended June 30, 2026
	Class I	Class F-I	Class P	Class B	Class R-I	Class R-S	Class M-I	Total
Beginning balance, March 31, 2026	118,477	1,708,680	19,150,992	617,013	205,993	47,000	—	21,848,155
Common stock issued	20,096	347,421	3,394,014	1,017,048	296,603	209,479	3,139	5,287,800
Distribution reinvestment	1,096	15,140	129,344	2,252	2,425	404	—	150,661
Repurchase of common stock	—	(23,803)	(25,046)	—	—	—	—	(48,849)
Ending balance, June 30, 2026	139,669	2,047,438	22,649,304	1,636,313	505,021	256,883	3,139	27,237,767

	Six Months Ended June 30, 2026
	Class I	Class F-I	Class P	Class B	Class R-I	Class R-S	Class M-I	Total
Beginning balance, December 31, 2025	115,243	1,397,246	17,615,306	—	—	—	—	19,127,795
Common stock issued	22,332	644,501	4,874,543	1,633,501	502,194	256,408	3,139	7,936,618
Distribution reinvestment	2,094	29,494	254,312	2,812	2,827	475	—	292,014
Repurchase of common stock	—	(23,803)	(94,857)	—	—	—	—	(118,660)
Ending balance, June 30, 2026	139,669	2,047,438	22,649,304	1,636,313	505,021	256,883	3,139	27,237,767
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

The following tables present the aggregate distributions per share declared for each applicable class of common stock:

	Three Months Ended June 30, 2026
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.1305	$—	$0.1305
Class F-I Common Stock	0.1305	—	0.1305
Class P Common Stock	0.1305	—	0.1305
Class B Common Stock	0.1305	—	0.1305
Class R-I Common Stock	0.1305	—	0.1305
Class R-S Common Stock	0.1305	(0.0249)	0.1056
Class M-I Common Stock	0.0435	—	0.0435

	Six Months Ended June 30, 2026
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.2610	$—	$0.2610
Class F-I Common Stock	0.2610	—	0.2610
Class P Common Stock	0.2610	—	0.2610
Class B Common Stock	0.2610	—	0.2610
Class R-I Common Stock	0.2610	—	0.2610
Class R-S Common Stock	0.2175	(0.0404)	0.1771
Class M-I Common Stock	0.0435	—	0.0435
_________
(1)Stockholder servicing fees only apply to Class T, Class S, Class D, Class R-S and Class M-S shares. For purposes of calculating NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time Class T, Class S, Class D, Class R-S and Class M-S shares are sold. As of June 30, 2026, the Company had accrued stockholder servicing fees of $0.2 million associated with the sale of Class R-S shares. As of June 30, 2025, the Company had not sold any Class T, Class S, Class D, Class R-S and Class M-S shares and therefore, had not incurred any stockholder servicing fees.
The Company declared distributions of $3.2 million and $2.3 million during the three months ended June 30, 2026 and 2025, respectively, and $6.0 million and $4.2 million during the six months ended June 30, 2026 and 2025, respectively.

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
During the three and six months ended June 30, 2026, the Company repurchased 48,849 and 118,660 shares of common stock for a total of $0.6 million and $1.4 million, respectively. During both the three and six months ended June 30, 2025, the Company repurchased 41,474 shares of common stock for a total of $0.5 million. The Company satisfied all repurchase requests during the six months ended June 30, 2026 and 2025.
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
The following table sets forth the total assets by segment as of June 30, 2026 ($ in thousands):

Segment	June 30, 2026	December 31, 2025
Real estate	$726,787	$453,651
Real estate-related securities	52,332	38,784
Total reportable segment assets	$779,119	$492,435
Reconciliation to consolidated total assets:
Other (corporate)	20,208	21,971
Total assets	$799,327	$514,406

The following table provides the total financial results by segment for the three months ended June 30, 2026 ($ in thousands):

	Three Months Ended June 30, 2026
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$13,677	$—	$13,677
Total revenues	13,677	—	13,677

Property operating (1)	(3,906)	—	(3,906)
Realized and unrealized gains from real estate-related securities, net	—	5,211	5,211
Other income	391	6	397
Segment net operating income	$10,162	$5,217	$15,379
Depreciation and amortization			$(7,250)
Other income			109
General and administrative			(413)
Management fees			(698)
Interest expense			(4,339)
Performance participation allocation			(177)
Net income			$2,611
Net income (loss) attributable to non-controlling interests			(45)
Net income (loss) attributable to common stockholders			$2,656
_________
(1)Property operating expenses include real estate taxes, routine repairs and maintenance expenses, property management fees, insurance expenses and other property-level expenses. Such expenses are not provided regularly to the Company’s chief operating decision makers.

The following table provides the total financial results by segment for the three months ended June 30, 2025 ($ in thousands):

	Three Months Ended June 30, 2025
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$7,794	$—	$7,794
Total revenues	7,794	—	7,794

Property operating (1)	(2,563)	—	(2,563)
Realized and unrealized gains from real estate-related securities, net	—	1,661	1,661
Other income	51	2	53
Segment net operating income	$5,282	$1,663	$6,945
Depreciation and amortization			$(3,627)
Other income			341
General and administrative			(272)
Management fees			(445)
Interest expense			(2,430)
Performance participation allocation			(20)
Net income			$492
Net income (loss) attributable to non-controlling interests			227
Net income (loss) attributable to common stockholders			$265
_________
(1)Property operating expenses include real estate taxes, routine repairs and maintenance expenses, property management fees, insurance expenses and other property-level expenses. Such expenses are not provided regularly to the Company’s chief operating decision makers.

The following table provides the total financial results by segment for the six months ended June 30, 2026 ($ in thousands):

	Six Months Ended June 30, 2026
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$25,392	$—	$25,392
Total revenues	25,392	—	25,392

Property operating (1)	(7,317)	—	(7,317)
Realized and unrealized gains from real estate-related securities, net	—	4,878	4,878
Other income	648	13	661
Segment net operating income	$18,723	$4,891	$23,614
Depreciation and amortization			$(12,698)
Other income			253
General and administrative			(761)
Management fees			(1,261)
Interest expense			(7,825)
Performance participation allocation			(264)
Net income			$1,058
Net income (loss) attributable to non-controlling interests			(87)
Net income (loss) attributable to common stockholders			$1,145
_________
(1)Property operating expenses include real estate taxes, routine repairs and maintenance expenses, property management fees, insurance expenses and other property-level expenses. Such expenses are not provided regularly to the Company’s chief operating decision makers.

The following table provides the total financial results by segment for the six months ended June 30, 2025 ($ in thousands):

	Six Months Ended June 30, 2025
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$15,221	$—	$15,221
Total revenues	15,221	—	15,221

Property operating (1)	(5,119)	—	(5,119)
Realized and unrealized gains from real estate-related securities, net	—	2,754	2,754
Other income	112	7	119
Segment net operating income	$10,214	$2,761	$12,975
Depreciation and amortization			$(7,276)
Other income			439
General and administrative			(523)
Management fees			(698)
Interest expense			(4,797)
Performance participation allocation			(25)
Net income			$95
Net income (loss) attributable to non-controlling interests			211
Net income (loss) attributable to common stockholders			$(116)
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
Note 15: Subsequent Events
The Company evaluated subsequent events through the issuance date of the consolidated financial statements and determined that, other than the events disclosed herein, there were no material subsequent events requiring disclosure.
Fundraising
As part of the Offering, subsequent to June 30, 2026, and through August 12, 2026, the Company had received cumulative net proceeds of $7.7 million, including proceeds received pursuant to our distribution reinvestment plan.
Subsequent to June 30, 2026, and through August 12, 2026, as part of the Private Placement Offering, the Company issued and sold shares for gross proceeds of $19.2 million, including shares issued pursuant to our distribution reinvestment plan.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identify” or other similar words or the negatives thereof. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements due to a number of different factors. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and any such updated factors included in our periodic filings with the Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.
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
•preserve and protect invested capital;
•realize appreciation in net asset value (“NAV”) from proactive investment management and asset management; and
•provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial and other types of real estate with historically lower volatility than publicly traded real estate companies.
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
Our board of directors (the “Board”) will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the advisory agreement, however, we have delegated to Cohen & Steers Capital Management, Inc., a New York corporation (the “Advisor”) the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board.
On February 21, 2023, the SEC declared effective our registration statement for our initial public offering of up to $3.0 billion in shares of common stock (the “Initial Public Offering”). Our Initial Public Offering terminated upon the commencement of our second public offering, which we commenced on January 30, 2026 (the “Second Public Offering” and together with the Initial Public Offering, the “Offering”). Pursuant to the Offering, we are offering on a continuous basis up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering and up to $0.6 billion in shares pursuant to the distribution reinvestment plan. We are offering any combination of our Class T shares, Class S shares, Class D shares, Class I shares and Class F-I shares, with a dollar value up to the maximum offering amount. Class F-I shares are offered to all investors through June 30, 2026, following which Class F-I shares will be offered only to certain eligible investors as determined by the Company in its sole discretion and through our distribution reinvestment plan. We are not currently offering any of our Class F-T shares, Class F-S shares or Class F-D shares in any offering.
The Company is also conducting a private offering of its Class P, Class B, Class R-I, Class R-S, Class M-I and Class M-S shares (the “Private Placement Offering”) to certain persons that are accredited investors, as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder and to Cohen & Steers and its affiliates (for Class P shares only). Certain of the Private Placement Offering shares are not subject to upfront selling commissions, dealer manager fees, stockholder servicing fees and/or performance participation. The shares sold in the Company’s Private Placement Offering are not being offered to the public. In addition to its $0.2 million investment in Class I shares, Cohen & Steers has committed to invest $124.8 million through the Advisor in Class P shares for an aggregate investment of $125.0 million. As of August 12, 2026, the Company had received cumulative net proceeds of $327.8 million from selling shares as part of our Offering and Private Placement Offering, including proceeds received pursuant to our distribution reinvestment plan, of which $105.8 million represented net proceeds from sales of Class P shares to the Advisor. The Company can call the remaining $19.0 million of the Advisor’s $124.8 million commitment to purchase Class P shares at any time.
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
Q2 Highlights
Capital Raising
•As part of the Offering, during the three months ended June 30, 2026, we received cumulative net proceeds of $4.1 million, including proceeds received pursuant to our distribution reinvestment plan.
•As part of the Private Placement Offering, during the three months ended June 30, 2026, we received cumulative net proceeds of $60.3 million, including proceeds received pursuant to our distribution reinvestment plan, from the sale of shares of our Class P, Class B, Class R-I, Class R-S and Class M-I common stock.

Investments
•On May 12, 2026, we completed the purchase of a community shopping center in Charlotte, North Carolina, commonly known as Winslow Bay Commons, through our programmatic joint venture with The Sterling Organization, LLC (“Sterling”). Through our ownership interest in the joint venture, we indirectly own a 99% interest in the property. The total purchase price was $61.0 million, including acquisition costs. The acquisition was partially financed with a $36.7 million five-year fixed-rate loan. The loan has a fixed interest rate of 5.45% and is interest-only throughout the term.
•On May 28, 2026, we completed the purchase of a grocery-anchored shopping center in Tucson, Arizona, commonly known as Oracle Crossings, through our programmatic joint venture with Phillips Edison & Company. Through our ownership interest in the joint venture, we indirectly own an 80% interest in the property. The total purchase price was $54.6 million, including acquisition costs. The acquisition was partially financed by assuming an in-place $27.5 million loan with approximately three years of remaining term. The loan has a fixed interest rate of 4.88% and partially amortizes over its term, with the remaining principal balance due at maturity.
•On June 3, 2026, we completed the purchase of a community shopping center in Austin, Texas, commonly known as 1890 Ranch, through our programmatic joint venture with Sterling. Through our ownership interest in the joint venture, we indirectly own a 99% interest in the property. The total purchase price was $126.3 million, including acquisition costs. The acquisition was partially financed with a $75.0 million five-year fixed-rate loan. The loan has a fixed interest rate of 5.27% and is interest-only throughout the term.
Financing
•On March 25, 2026, Cohen & Steers REIT Trading, LLC, a wholly owned subsidiary of the Company, entered into a secured credit facility (the “Facility”) with Bank of America. The Facility initially provided for aggregate commitments of up to $15.0 million and bears interest at a rate equal to daily SOFR plus 1.10%, and is subject to an unused commitment fee of 0.45%. Borrowings under the Facility are secured by eligible collateral within the Company's real estate-related securities portfolio. On July 15, 2026, the Company amended the Facility to increase aggregate commitments to up $25.0 million.
Operating Results
•We declared monthly distributions totaling $3.2 million during the three months ended June 30, 2026.

Portfolio
Investments in Real Estate
The following table provides information regarding our real estate properties as of June 30, 2026:

Investment	Ownership Interest	Number of Properties	Location	Property Type	Acquisition Date	Sq. Ft. (in thousands)	Occupancy
Marketplace at Highland Village	99%	1	Dallas, TX	Community shopping center	January 22, 2024	207	93%
Des Peres Corners	80%	1	St. Louis, MO	Grocery-anchored shopping center	July 25, 2024	121	91%
Village on Pooler Parkway	99%	1	Savannah, GA	Community shopping center	September 18, 2024	142	100%
Bridgepointe Shopping Center	99%	1	San Mateo, CA	Community shopping center	December 20, 2024	227	100%
Oak Grove Shoppes	80%	1	Orlando, FL	Grocery-anchored shopping center	January 17, 2025	142	99%
Deer Valley Towne Center	99%	1	Phoenix, AZ	Community shopping center	August 1, 2025	159	96%
Rio Hill Shopping Center	80%	1	Charlottesville, VA	Grocery-anchored shopping center	October 30, 2025	286	99%
Springs Plaza Shopping Center	80%	1	Bonita Springs, FL	Grocery-anchored shopping center	December 5, 2025	195	99%
Winslow Bay Commons	99%	1	Charlotte, NC	Community shopping center	May 12, 2026	268	97%
Oracle Crossings	80%	1	Tucson, AZ	Grocery-anchored shopping center	May 28, 2026	265	96%
1890 Ranch	99%	1	Austin, TX	Community shopping center	June 3, 2026	442	99%
		11				2,454
The following table details the expiring leases at our real estate properties by annualized base rent (“ABR”) as of June 30, 2026 ($ in thousands):

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of total Annualized Base Rent Expiring
2026 (remaining)	15	$976	2%
2027	33	4,460	10%
2028	34	4,927	11%
2029	55	8,372	19%
2030	35	4,360	10%
2031	41	4,567	10%
2032	23	3,147	7%
2033	25	3,638	8%
2034	20	3,377	8%
2035	9	526	1%
Thereafter	24	6,121	14%
Total	314	$44,471	100%
_________
(1)Annualized base rent represents the annualized monthly contractual base rent for our properties. ABR is presented on a pro-rata ownership basis.

Investments in Real Estate-Related Securities
The following table details our investments in real estate-related securities as of June 30, 2026 ($ in thousands):

	June 30, 2026
Type of Real Estate-Related Securities	Cost Basis	Fair Value
Common stock of publicly-listed REITs	$26,730	$28,614
Real estate-related debt securities	19,639	19,824
Preferred securities	2,109	2,024
Total Investments in real estate-related securities	$48,478	$50,462
Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025	$	2026	2025	$
Revenues
Rental revenue	$13,677	$7,794	$5,883	$25,392	$15,221	$10,171
Total revenues	13,677	7,794	5,883	25,392	15,221	10,171
Expenses
Property operating	3,906	2,563	1,343	7,317	5,119	2,198
General and administrative	413	272	141	761	523	238
Management fees	698	445	253	1,261	698	563
Performance participation allocation	177	20	157	264	25	239
Depreciation and amortization	7,250	3,627	3,623	12,698	7,276	5,422
Total expenses	12,444	6,927	5,517	22,301	13,641	8,660
Other income (expense), net
Realized and unrealized gains from real estate-related securities, net	5,211	1,661	3,550	4,878	2,754	2,124
Interest expense	(4,339)	(2,430)	(1,909)	(7,825)	(4,797)	(3,028)
Other income	506	394	112	914	558	356
Total other income (expense), net	1,378	(375)	1,753	(2,033)	(1,485)	(548)
Net income	$2,611	$492	$2,119	$1,058	$95	$963
Net income (loss) attributable to non-controlling interests	(45)	227	(272)	(87)	211	(298)
Net income (loss) attributable to common stockholders	$2,656	$265	$2,391	$1,145	$(116)	$1,261
Net income (loss) per share of common stock - basic	$0.11	$0.02	$0.09	$0.05	$(0.01)	$0.06
Net income (loss) per share of common stock - diluted	$0.11	$0.02	$0.09	$0.05	$(0.01)	$0.06
Weighted-average shares of common stock outstanding
Basic	24,343	17,275	7,068	22,813	16,026	6,787
Diluted	24,348	17,275	7,073	22,818	16,026	6,792

Rental Revenue, Property Operating Expenses, Depreciation and Amortization
The increase in rental revenues, property operating expenses and depreciation and amortization for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, was primarily attributable to the expanded portfolio. The current quarter’s results include operations from a total of 11 properties in the portfolio, three of which were acquired during the three months ended June 30, 2026, whereas the comparable period in 2025 included operational results from five properties, one of which was acquired during the three months ended June 30, 2025.
General and Administrative Expenses
The increase in general and administrative expenses for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, was primarily attributable to higher net assets. Pursuant to the Amended and Restated Expense Limitation and Reimbursement Agreement, by and between the Company and the Advisor (the “Expense Limitation and Reimbursement Agreement”), the Company’s recognition of general and administrative expenses is subject to a limitation based on a percentage of its net assets, with amounts in excess of the limitation reimbursed by the Advisor. As the Company’s net assets increased, the dollar amount of general and administrative expenses eligible for recognition under the expense limitation increased, resulting in a higher portion of such expenses being recognized by the Company.
Management Fees
The increase in management fee expense accrued during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 is due to the increase in the average NAV during the year. The Advisor is paid a management fee equal to 1.25% of NAV per annum on Class T shares, Class S shares, Class D shares, Class I shares, Class R-I shares, Class R-S shares, Class M-I shares and Class M-S shares, 1.10% of NAV per annum on Class B shares, 1.00% of NAV per annum on Class F-I shares and 0.90% of NAV per annum on Class P shares (lower management fees will apply if amounts invested in Class P shares exceed certain thresholds, calculated excluding the amounts invested by Cohen & Steers). The Advisor waived its management fee on shares issued in the Offering until January 31, 2025, and on shares issued in the Private Placement Offering until April 30, 2025.
Other Income (Expense), Net
Other income (expense), net decreased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily driven by interest expense incurred on mortgage financing across all 11 of our properties, three of which were acquired in 2026. This is partially offset by realized and unrealized gains from real estate‑related securities, net, reflecting a larger securities portfolio and stronger market performance during the current period, interest income earned on cash balances, and unrealized gains on derivative contracts. The increase during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 is primarily driven by unrealized gains from real estate‑related securities, net, reflecting a larger securities portfolio and stronger market performance during the current period, interest income earned on cash balances, and unrealized gains on derivative contracts.
Net income (loss) attributable to non-controlling interests
The decrease in the net income (loss) attributable to non-controlling interests for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, was primarily attributable to the promote paid to a joint venture partner during the prior period.

Funds From Operations and Adjusted Funds From Operations
We believe funds from operations (“FFO”) is a meaningful non-GAAP supplemental measure of our operating results. Our consolidated financial statements are presented using historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments has decreased evenly over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. FFO is an operating measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, and (iv) gains or losses from changes in control of interests in real estate. A reconciliation is also presented as a single line item to reflect the amounts to adjust earnings from consolidated partially-owned entities and equity in earnings of unconsolidated affiliates to FFO.
We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in a manner that we believe allows our operating results to reflect the specific characteristics of our business by adjusting for items we view as not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of deferred financing costs, (iii) unrealized gains or losses from derivative contracts, net, (iv) gains or losses from changes in the fair value of real estate-related securities, (v) amortization of restricted share awards, (vi) non-cash performance participation allocation, (vii) amortization of above- and below-market lease intangibles and (viii) amounts attributable to non-controlling interests related to adjustments.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders under GAAP to FFO and AFFO ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$2,656	$265	$1,145	$(116)
Adjustments to arrive at FFO:
Depreciation and amortization	7,250	3,627	12,698	7,276
Amount attributable to non-controlling interests for above adjustments	(581)	(210)	(1,066)	(420)
FFO attributable to common stockholders	$9,325	$3,682	$12,777	$6,740
Adjustments to arrive at AFFO:
Straight-line rental income	(715)	(202)	(1,445)	(429)
Amortization of deferred financing costs	189	60	310	118
Unrealized gains from derivative contracts, net	(256)	—	(399)	—
Unrealized gains from real estate-related securities, net	(3,494)	(1,200)	(2,512)	(1,810)
Amortization of restricted share awards	47	32	94	79
Performance participation allocation	177	20	264	25
Amortization of above- and below-market lease intangibles, net	(920)	(423)	(1,633)	(866)
Amount attributable to non-controlling interests for above adjustments	186	26	394	65
AFFO attributable to common stockholders	$4,539	$1,995	$7,850	$3,922

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
•Liabilities include the fees payable to the Advisor and the Dealer Manager, any accrued performance participation allocation to the Special Limited Partner, accounts payable, accrued operating expenses, mortgages, any portfolio-level credit facilities, subscriptions received in advance and other liabilities. NAV reflects the impact of our Amended and Restated Expense Limitation and Reimbursement Agreement with the Advisor, pursuant to which the Advisor has agreed to waive and/or pay specified operating expenses so that such expenses do not exceed 0.50% of net assets (annualized) during the limitation period. Any excess expense waived or paid by the Advisor is not recognized as an expense in NAV until it is probable that we will reimburse the Advisor. We generally include the carrying amounts which approximate fair value due to their liquid and short-term nature. Mortgages and other long-term debt are valued at fair value on a monthly basis by an independent valuation services firm, typically utilizing a discounted cash flow analysis from a market participant perspective.

The following table provides a breakdown of the major components of our total NAV as of June 30, 2026 ($ and shares in thousands):

Components of NAV	June 30, 2026
Investment in real estate	$693,145
Investment in real estate-related securities	50,462
Cash and cash equivalents	11,939
Restricted cash	22,137
Other assets	5,210
Dividends payable	(1,183)
Other liabilities	(13,150)
Subscriptions received in advance	(18,580)
Mortgage notes, net of deferred financing costs	(367,090)
Secured credit facility	(15,000)
Accrued performance participation allocation	(264)
Management fee payable	(261)
Non-controlling interests in joint ventures	(27,027)
Net asset value	$340,338
Number of outstanding shares of common stock	27,238
The following table provides a breakdown of our total NAV and NAV per share of common stock by class as of June 30, 2026 ($ and shares in thousands, except per share data):

NAV per share	Class I	Class F-I	Class P (1)	Class B (1)	Class R-I (1)	Class R-S (1)	Class M-I (1)	Total
Net asset value	$1,693	$24,406	$285,357	$19,684	$6,082	$3,079	$37	$340,338
Number of outstanding shares	140	2,047	22,650	1,636	505	257	3	27,238
NAV Per Share as of June 30, 2026	$12.12	$11.92	$12.60	$12.03	$12.04	$11.98	$11.91
________
(1)Class P, Class B, Class R-I, R-S and M-I shares are not sold as a part of our public offering.
Consistent with our disclosure in the prospectus regarding our NAV calculation, our investments in real estate are initially valued at cost. Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the June 30, 2026 valuation of our investments in real estate:

Property Type	Discount Rate	Exit Capitalization Rate
Community shopping center	7.76%	6.91%
Grocery-anchored shopping center	8.09%	6.76%

These assumptions are determined by our independent valuation advisor and reviewed by the Advisor. A change in these assumptions would impact the calculation of the value of our investments in real estate. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investments in real estate value:

Input	Hypothetical Change	Community Shopping Center Values	Grocery-Anchored Shopping Center Values
Discount Rate	0.25% decrease	1.57%	1.94%
(weighted average)	0.25% increase	(2.00)%	(1.81)%
Exit Capitalization Rate	0.25% decrease	2.05%	2.31%
(weighted average)	0.25% increase	(2.00)%	(2.08)%
The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	June 30, 2026
Stockholders’ equity under GAAP	$268,528
Adjustments (1):
Advanced organization and offering costs (2)	11,724
Unrealized real estate and mortgage debt appreciation, net (3)	34,228
Accumulated depreciation and amortization (4)	27,823
Straight-line rent adjustment (5)	(2,192)
Accrued stockholder servicing fees (6)	227
NAV	$340,338
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
We will reimburse the Advisor for certain out-of-pocket expenses in connection with our operations. The Advisor has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the earlier of (i) December 31, 2026 or (ii) the month that our aggregate NAV is at least $750 million. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months following such date. As of June 30, 2026 and December 31, 2025, the Advisor had incurred approximately $11.7 million and $10.8 million, respectively, of organization and offering expenses on our behalf.
Pursuant to the Expense Limitation and Reimbursement Agreement, until the earlier of (1) December 31, 2026 or (2) the month that the Company’s aggregate net asset value is at least $750 million (the “Limitation Period”), the Advisor has contractually agreed to waive its fees and/or reimburse expenses on our behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). We agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that we will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to the Limitation Period without the consent of our Board, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to our operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property-level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by us), (vii) taxes and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor).
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
On March 25, 2026, Cohen & Steers REIT Trading, LLC, a wholly owned subsidiary of the Company, entered into a $15.0 million secured credit facility (the “Facility”) with Bank of America. The Facility has a 360-day evergreen term and may be terminated by either party upon advance notice in accordance with its terms. Borrowings under the Facility are secured by a pledge of eligible collateral within our real-estate related securities portfolio. As of June 30, 2026, the full $15.0 million then available under the Facility was outstanding. On July 15, 2026, the Company entered into an amendment to the Facility that increased the aggregate commitments available under the Facility up to $25.0 million. As of August 12, 2026, all borrowings were repaid and there was no balance outstanding under this Facility. As of June 30, 2026, our real estate‑related securities portfolio totaled $50.5 million and consisted primarily of common stock of publicly traded REITs, as well as real estate‑related preferred and debt securities.
As of August 12, 2026, approximately $19.0 million of the Advisor’s $124.8 million commitment to purchase Class P shares remained outstanding. We may call all or a portion of this commitment at any time.
The following table provides a summary of the fixed-rate and variable-rate mortgage note indebtedness of our properties as of June 30, 2026 and December 31, 2025 ($ in thousands):

			Outstanding balance as of
Indebtedness	Interest Rate	Maturity Date	June 30, 2026	December 31, 2025
Marketplace at Highland Village	6.13%	October 1, 2034	$23,155	$23,155
Des Peres Corners	6.02%	August 1, 2034	23,160	23,160
Village on Pooler Parkway	6.14%	October 1, 2034	20,400	20,400
Bridgepointe Shopping Center	5.69%	January 1, 2035	70,000	70,000
Oak Grove Shoppes	5.88%	February 1, 2032	24,300	24,300
Deer Valley Towne Center	5.31%	November 1, 2030	18,850	18,850
Rio Hill Shopping Center	5.38%	November 1, 2032	33,296	33,296
Springs Plaza Shopping Center (1)	SOFR + 175 bps	December 5, 2030	21,900	21,900
Oracle Crossings	4.88%	January 6, 2029	27,536	—
1890 Ranch	5.27%	July 1, 2031	75,000	—
Winslow Bay Commons	5.45%	June 1, 2031	36,720	—
Total loans secured by real estate			374,317	235,061
Deferred financing costs, net			(4,855)	(3,305)
Mortgage discount, net			(667)	—
Mortgage notes, net			$368,795	$231,756
_________
(1)    We entered into an interest rate swap on December 5, 2025 maturing on November 1, 2030, which fixed the interest rate at 5.24%.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Cash flows provided by operating activities	$5,811	4,666
Cash flows used in investing activities	(222,564)	(50,381)
Cash flows provided by financing activities	221,209	77,488
Net increase in cash and cash equivalents and restricted cash	$4,456	$31,773
Cash flows provided by operating activities were approximately $5.8 million for the six months ended June 30, 2026, primarily as a result of income generated from our investments in real estate and real estate-related securities. The increase was primarily attributable to the operation of 11 properties during the current period compared to five properties in the prior period.
Cash flows used in investing activities were $222.6 million for the six months ended June 30, 2026, primarily due to our acquisitions of real estate and net purchases of real estate-related securities. The increase was primarily attributable to the acquisition of three properties during the current period compared to one property acquired in the prior period.
Cash flows provided by financing activities were $221.2 million for the six months ended June 30, 2026, primarily due to $74.0 million of proceeds from the issuance of common stock, $111.7 million of proceeds from property-level financing, $18.6 million of proceeds from subscriptions received in advance, and $15.0 million of proceeds from the Facility. The increase is primarily attributable to increases in proceeds from property-level financing, the issuance of common stock, subscriptions received in advance and draws under the Facility.
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

The following table summarizes our distributions paid on our shares of common stock during the three and six months ended June 30, 2026 ($ in thousands):

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$1,121	38%	$2,153	38%
Reinvested in shares	1,825	62%	3,456	62%
Total distributions	$2,946	100%	$5,609	100%
Source of Distributions
Cash flows from operating activities (1)	$2,686	91%	$5,609	100%
Net realized gains from sale of real-estate related securities	$260	9%	$—	—%
Total sources of distributions (2)	$2,946	100%	$5,609	100%
AFFO	$4,539		$7,850
_________
(1)During the six months ended June 30, 2026 we received cash flows from operating activities of $5.8 million.
(2)Our inception to date cash flows from operating activities have funded 100% of our distributions to stockholders through June 30, 2026.
The following table summarizes our distributions declared and paid on our shares of common stock during the three and six months ended June 30, 2025 ($ in thousands):

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash (1)	$1,411	62%	$2,363	56%
Reinvested in shares	847	38%	1,867	44%
Total distributions	$2,258	100%	$4,230	100%
Source of Distributions
Cash flows from operating activities	$2,258	100%	$4,230	100%
Total sources of distributions (2)	$2,258	100%	$4,230	100%
AFFO	$1,995		$3,922
_________
(1)Distributions payable in cash include distributions declared and paid in cash of $0.6 million and $1.6 million during the three and six months ended June 30, 2025, respectively.
(2)During the three and six months ended June 30, 2025 we received cash flows from operating activities in the amounts of $2.3 million and $4.7 million, respectively.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, we were not involved in any material legal proceedings.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered sales of equity securities
All sales of unregistered securities during the three months ended June 30, 2026 were previously disclosed.
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
Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Should repurchase requests, in the Company’s judgment, place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company as a whole, or should the Company otherwise determine that investing the Company’s liquid assets in real properties or other illiquid investments rather than repurchasing the Company’s shares is in the best interests of the Company as a whole, then the Company may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, the Board may modify, suspend or terminate our share repurchase plan if it deems such action is in the best interests of the Company and its stockholders.
During the three months ended June 30, 2026, we repurchased shares of common stock in the following amounts:

Month of	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(2)
April 2026	—	$—	—	—%	—
May 2026	—	—	—	—%	—
June 2026	48,849	12.15	48,849	0.21%	—
Total	48,849	$12.15	48,849	N/M	—
_________
(1)     Represents aggregate NAV of shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding in such class, in each case, based on the NAV as of the last calendar day of the prior month.
(2)     All repurchase requests under our share repurchase plan were satisfied.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Changes in Equity (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (Unaudited)

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

Cohen & Steers Income Opportunities REIT, Inc.

August 12, 2026	By:	/s/ James S. Corl
Date		James S. Corl
Chief Executive Officer, President & Chief Investment Officer (Principal Executive Officer)

August 12, 2026	By:	/s/ Arjun Mahalingam
Date		Arjun Mahalingam
Chief Financial Officer & Treasurer (Principal Financial Officer and Principal Accounting Officer)