Form 10-Q
period 2026-09-30
Cohen & Steers Income Opportunities REIT, Inc.
filed 2026-11-10
CIK 1939433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026 OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________
Commission File No. 333-288734

Cohen & Steers Income Opportunities REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	88-3609651
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 10, 2026, the registrant had the following shares outstanding: 23,533,226 shares of Class P common stock, 895,967 shares of Class I common stock, 2,854,095 shares of Class F-I common stock, 839,096 shares of Class R-I common stock, 765,850 shares of Class R-S common stock, 4,182,718 shares of Class B common stock and 277,482 shares of Class M-I common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands - except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Investments in real estate, net	$684,687	$387,475
Investments in real estate-related securities, at fair value	47,679	38,134
Lease intangible assets, net	83,557	53,634
Cash and cash equivalents	14,669	8,804
Restricted cash	22,952	20,816
Due from affiliate	17	107
Other assets	12,887	5,436
Total assets	$866,448	$514,406
LIABILITIES AND EQUITY
Mortgage notes, net	$404,485	$231,756
Lease intangible liabilities, net	91,948	50,905
Due to affiliate	13,307	10,954
Accounts payable, accrued expenses and other liabilities	34,373	27,679
Total liabilities	$544,113	$321,294
Commitments and Contingencies (see Note 14)
Equity
Preferred Stock - $0.01 par value per share, 100,000,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	$—	$—
Common Stock - Class P shares, $0.01 par value per share, 800,000,000 shares authorized; 23,332,078 and 17,615,306 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	233	176
Common Stock - Class I shares, $0.01 par value per share, 600,000,000 shares authorized; 590,653 and 115,243 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	6	1
Common Stock - Class F-I shares, $0.01 par value per share, 100,000,000 shares authorized; 2,781,281 and 1,397,246 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	28	13
Common Stock - Class B shares, $0.01 par value per share, 38,000,000 shares authorized; 2,770,894 and no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	28	—
Common Stock - Class R-I shares, $0.01 par value per share, 45,000,000 shares authorized; 714,442 and no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	7	—
Common Stock - Class R-S shares, $0.01 par value per share, 45,000,000 shares authorized; 533,895 and no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	5	—
Common Stock - Class M-I shares, $0.01 par value per share, 180,000,000 shares authorized; 162,699 and no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2	—
Common Stock - Classes T, S, D, and M-S, $0.01 par value per share, no shares issued and outstanding as of September 30, 2026 and December 31, 2025 (see Note 11 for shares authorized)	—	—
Additional paid-in capital	334,578	197,234
Accumulated deficit	(33,366)	(18,188)
Total stockholders’ equity	301,521	179,236
Non-controlling interests	20,814	13,876
Total equity	322,335	193,112
Total liabilities and equity	$866,448	$514,406
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands - except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental revenue	$17,618	$8,376	$43,010	$23,597
Total revenues	17,618	8,376	43,010	23,597
Expenses
Property operating	5,244	2,820	12,561	7,939
General and administrative	502	300	1,263	823
Management fees	896	473	2,157	1,171
Performance participation allocation	105	14	369	39
Depreciation and amortization	9,888	4,177	22,586	11,453
Total expenses	16,635	7,784	38,936	21,425
Other income (expense), net
Realized and unrealized gains (losses) from real estate-related securities, net	(2,434)	1,479	2,444	4,233
Interest expense	(5,631)	(2,430)	(13,456)	(7,227)
Other income	923	196	1,837	754
Total other income (expense), net	(7,142)	(755)	(9,175)	(2,240)
Net loss	$(6,159)	$(163)	$(5,101)	$(68)
Net income attributable to non-controlling interests	328	74	241	285
Net loss attributable to common stockholders	$(6,487)	$(237)	$(5,342)	$(353)
Net loss per share of common stock - basic	$(0.22)	$(0.01)	$(0.21)	$(0.02)
Net loss per share of common stock - diluted	$(0.22)	$(0.01)	$(0.21)	$(0.02)
Weighted-average shares of common stock outstanding
Basic	29,678	17,964	25,136	16,679
Diluted	29,678	17,964	25,136	16,679
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Par Value
	Common Stock Class I	Common Stock Class F-I	Common Stock Class P	Common Stock Class B	Common Stock Class R-I	Common Stock Class R-S	Common Stock Class M-I	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at June 30, 2026	$1	$19	$226	$16	$5	$2	$—	$291,263	$(23,004)	$268,528	$20,627	$289,155
Common stock issued	5	9	5	12	2	3	2	41,816	—	41,854	—	41,854
Distributions declared on common stock	—	—	—	—	—	—	—	—	(3,875)	(3,875)	—	(3,875)
Distribution reinvestments	—	—	2	—	—	—	—	2,142	—	2,144	—	2,144
Offering costs	—	—	—	—	—	—	—	(690)	—	(690)	—	(690)
Amortization of restricted stock grants	—	—	—	—	—	—	—	47	—	47	—	47
Net income (loss)	—	—	—	—	—	—	—	—	(6,487)	(6,487)	328	(6,159)
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	256	256
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(397)	(397)
Balance at September 30, 2026	$6	$28	$233	$28	$7	$5	$2	$334,578	$(33,366)	$301,521	$20,814	$322,335

	Par Value
	Common Stock Class I	Common Stock Class F-I	Common Stock Class P	Common Stock Class B	Common Stock Class R-I	Common Stock Class R-S	Common Stock Class M-I	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at June 30, 2025	$1	$9	$167	$—	$—	$—	$—	$182,562	$(10,051)	$172,688	$7,268	$179,956
Common stock issued	—	2	1	—	—	—	—	3,737	—	3,740	—	3,740
Distributions declared on common stock	—	—	—	—	—	—	—	—	(2,350)	(2,350)	—	(2,350)
Distribution reinvestments	—	—	1	—	—	—	—	1,348	—	1,349	—	1,349
Offering costs	—	—	—	—	—	—	—	(977)	—	(977)	—	(977)
Amortization of restricted stock grants	—	—	—	—	—	—	—	47	—	47	—	47
Net income (loss)	—	—	—	—	—	—	—	—	(237)	(237)	74	(163)
Repurchase of common stock	—	—	—	—	—	—	—	(240)	—	(240)	—	(240)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	340	340
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(151)	(151)
Balance at September 30, 2025	$1	$11	$169	$—	$—	$—	$—	$186,477	$(12,638)	$174,020	$7,531	$181,551
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Changes in Equity (Unaudited) (Continued)
(in thousands)

	Par Value
	Common Stock Class I	Common Stock Class F-I	Common Stock Class P	Common Stock Class B	Common Stock Class R-I	Common Stock Class R-S	Common Stock Class M-I	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2025	$1	$13	$176	$—	$—	$—	$—	$197,234	$(18,188)	$179,236	$13,876	$193,112
Common stock issued	5	15	54	28	7	5	2	134,881	—	134,997	—	134,997
Distributions declared on common stock	—	—	—	—	—	—	—	—	(9,836)	(9,836)	—	(9,836)
Distribution reinvestments	—	—	4	—	—	—	—	5,596	—	5,600	—	5,600
Offering costs	—	—	—	—	—	—	—	(1,868)	—	(1,868)	—	(1,868)
Amortization of restricted stock grants	—	—	—	—	—	—	—	141	—	141	—	141
Net income (loss)	—	—	—	—	—	—	—	—	(5,342)	(5,342)	241	(5,101)
Repurchase of common stock	—	—	(1)	—	—	—	—	(1,406)	—	(1,407)	—	(1,407)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	7,165	7,165
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(468)	(468)
Balance at September 30, 2026	$6	$28	$233	$28	$7	$5	$2	$334,578	$(33,366)	$301,521	$20,814	$322,335

	Par Value
	Common Stock Class I	Common Stock Class F-I	Common Stock Class P	Common Stock Class B	Common Stock Class R-I	Common Stock Class R-S	Common Stock Class M-I	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2024	$1	$—	$127	$—	$—	$—	$—	$129,435	$(5,705)	$123,858	$4,493	$128,351
Common stock issued	—	11	39	—	—	—	—	56,103	—	56,153	—	56,153
Distributions declared on common stock	—	—	—	—	—	—	—	—	(6,580)	(6,580)	—	(6,580)
Distribution reinvestments	—	—	3	—	—	—	—	3,489	—	3,492	—	3,492
Offering costs	—	—	—	—	—	—	—	(1,965)	—	(1,965)	—	(1,965)
Amortization of restricted stock grants	—	—	—	—	—	—	—	126	—	126	—	126
Net income (loss)	—	—	—	—	—	—	—	—	(353)	(353)	285	(68)
Repurchase of common stock	—	—	—	—	—	—	—	(711)		(711)	—	(711)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	3,319	3,319
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(566)	(566)
Balance at September 30, 2025	$1	$11	$169	$—	$—	$—	$—	$186,477	$(12,638)	$174,020	$7,531	$181,551
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,101)	$(68)
Adjustments to net loss:
Depreciation and amortization	22,586	11,453
Unrealized (gains) losses on changes in fair value of real estate-related securities, net	864	(2,351)
Unrealized gains on derivative contracts	(1,065)	—
Realized gains on sale of real estate-related securities, net	(1,945)	(491)
Amortization of above- and below-market lease intangibles, net	(2,814)	(1,283)
Straight-line rent adjustments	(2,130)	(668)
Amortization of deferred financing costs	658	178
Amortization of restricted share grants	141	126
Changes in assets and liabilities:
Other assets	(2,406)	(2,233)
Due from affiliate	90	173
Due to affiliate	485	188
Accounts payable, accrued expenses and other liabilities	3,624	3,273
Net cash provided by operating activities	12,987	8,297
Cash flows from investing activities:
Acquisition of real estate	(271,634)	(72,448)
Capital improvements on real estate	(4,116)	(565)
Deposits on real estate acquisitions	(1,000)	—
Purchases of real estate-related securities	(46,801)	(32,578)
Proceeds from sale of real estate-related securities	38,352	20,906
Net cash used in investing activities	(285,199)	(84,685)
Cash flows from financing activities:
Proceeds from issuance of common stock	115,847	56,041
Repurchase of common stock	(1,407)	(606)
Contributions from non-controlling interests	7,165	3,319
Distributions paid on common stock	(3,730)	(2,855)
Distributions to non-controlling interests	(468)	(566)
Proceeds from credit facility	15,000	—
Repayments of credit facility	(15,000)	—
Proceeds from subscriptions received in advance	18,110	7,475
Proceeds from mortgage notes	147,720	24,300
Principal repayments of mortgage notes	(194)	—
Deposits on pending financing of real estate acquisitions	(415)	—
Payment of financing costs on mortgage notes	(2,330)	(990)
Payment of financing costs on secured credit facility	(85)	—
Net cash provided by financing activities	280,213	86,118
Net change in cash, cash equivalents and restricted cash	8,001	9,730
Cash, cash equivalents and restricted cash, at the beginning of the period	29,620	8,504
Cash, cash equivalents and restricted cash, at the end of the period	$37,621	$18,234

Cohen & Steers Income Opportunities REIT, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$14,669	$9,269
Restricted cash	22,952	8,965
Total cash and cash equivalents and restricted cash	$37,621	$18,234
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,902	$6,598
Supplemental disclosure of non-cash investing and financing activities:
Assumption of mortgage note in conjunction with acquisition of real estate	$26,916	$—
Distribution reinvestments	$5,600	$3,492
Accrued distributions	$1,340	$790
Accrued offering costs due to affiliate	$1,364	$1,965
Accrued repurchases of common stock	$—	$105
Accrued capital expenditures	$910	$—
Accrued stockholder servicing fees	$493	$—
The accompanying notes are an integral part of the consolidated financial statements.

Cohen & Steers Income Opportunities REIT, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Organization
Cohen & Steers Income Opportunities REIT, Inc. (the “Company”) was formed on July 18, 2022, as a Maryland corporation and qualifies as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. The Company was organized to invest primarily in high-quality, stabilized real estate assets within the U.S. and, to a lesser extent, in real estate-related securities (including listed REITs), preferred equity and debt instruments to provide current income, additional appreciation potential and a source of liquidity for the Company’s share repurchase plan, cash management and other purposes. The Company is the sole general partner of Cohen & Steers Income Opportunities REIT Operating Partnership, L.P., a Delaware limited partnership (“CNSREIT OP” or the “Operating Partnership”), which was formed on July 22, 2022. Cohen & Steers Income Opportunities REIT Special Limited Partner, LP (formerly Cohen & Steers Income Opportunities REIT Special Limited Partner, LLC), an affiliate of Cohen & Steers, Inc., was formed on July 22, 2022, as a Delaware limited partnership (the “Special Limited Partner”), and owns a special limited partner interest in CNSREIT OP. Substantially all of the Company’s business is conducted through CNSREIT OP. The Company and CNSREIT OP are externally managed by Cohen & Steers Capital Management, Inc., a New York corporation (the “Advisor”). The Advisor is a subsidiary of Cohen & Steers, Inc. (together with its subsidiaries, “Cohen & Steers”).
On February 21, 2023, the Securities and Exchange Commission (the “SEC”) declared effective our registration statement for our initial public offering of up to $3.0 billion in shares of common stock (the “Initial Public Offering”). Our Initial Public Offering terminated upon the commencement of our second public offering, which we commenced on January 30, 2026 (the “Second Public Offering” and together with the Initial Public Offering, the “Offering”). Pursuant to our Second Public Offering, we are offering on a continuous basis up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering and up to $0.6 billion in shares pursuant to our distribution reinvestment plan. We are offering any combination of our Class T shares, Class S shares, Class D shares, Class I shares and Class F-I shares, with a dollar value up to the maximum offering amount. Class F-I shares were offered to all investors through June 30, 2026, following which Class F-I shares are only being offered to certain eligible investors as determined by the Company in its sole discretion and through our distribution reinvestment plan. We are not currently offering any of our Class F-T shares, Class F-S shares or Class F-D shares in any offering.
The share classes have different upfront selling commissions and dealer manager fees and different ongoing stockholder servicing fees. The purchase price per share for each class of our common stock sold in the Offering varies and generally equals our prior month’s net asset value (“NAV”) per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees.
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
As of September 30, 2026, the Company had received cumulative net proceeds of $344.9 million from selling shares as part of our Offering and Private Placement Offering, including proceeds received pursuant to our distribution reinvestment plan, of which $105.8 million represented net proceeds from sales of Class P shares to the Advisor. The Company can call the remaining $19.0 million of the Advisor’s $124.8 million commitment to purchase Class P shares at any time.
As of September 30, 2026, the Company owned twelve properties and held a portfolio of real estate-related securities. The Company currently operates in two reportable segments: real estate and real estate-related securities. See Note 12 for additional information.

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
There is no other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025, resulting in comprehensive loss equaling net loss. Accordingly, the statements of other comprehensive income (loss) are not presented.
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
As of September 30, 2026 and December 31, 2025, the Company held interests in two joint ventures that it consolidates.

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
As of September 30, 2026 and December 31, 2025, the Advisor and its affiliates had advanced approximately $12.1 million and $10.8 million, respectively, of organization and offering expenses on the Company’s behalf. Organizational expenses are expensed as incurred and offering expenses are charged to stockholders’ equity, as we expect that such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Offering and the Private Placement Offering.
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
Earnings per Share
Basic earnings per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is antidilutive) for the period. For the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025, the Company was in a net loss position and thus, the inclusion of the restricted independent director grants would be anti-dilutive. All classes of common stock are allocated net income (loss) at the same rate per share and receive the same gross distribution per share.
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
As of September 30, 2026, the Company’s investments in listed securities, which are primarily in common stock of publicly-listed REITs and real estate-related preferred securities, are recorded at fair value based on the closing price as reported by the applicable national securities exchange and have been classified as Level 1.
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

The following tables detail the Company’s assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Common stock of publicly listed REITs	$27,062	$—	$—	$27,062	$22,744	$—	$—	$22,744
Real estate-related preferred securities	1,818	—	—	1,818	1,310	—	—	1,310
Real estate-related debt securities	—	18,799	—	18,799	—	14,080	—	14,080
Interest rate swap (1)	—	988	—	988	—	—	—	—
Total	$28,880	$19,787	$—	$48,667	$24,054	$14,080	$—	$38,134

Liabilities:
Interest rate swap (1)	$—	$—	$—	$—	$—	$75	$—	$75
Total	$—	$—	$—	$—	$—	$75	$—	$75
_________
(1)     The Company’s interest rate swap is recorded in other assets or in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets, depending on whether the instrument is in an asset or liability position at the reporting date. Amounts include net receivables or payables from the counterparty, as applicable.
We estimated that our other financial assets and liabilities, including amounts outstanding under our secured credit facility, had fair values that approximated their carrying values at both September 30, 2026 and December 31, 2025. The following table presents the carrying value and fair value of financial instruments that are not carried at fair value on the consolidated balance sheets ($ in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes (1)	$410,171	$402,741	$235,061	$235,002
Total	$410,171	$402,741	$235,061	$235,002
_________
(1)The Company determined the estimated fair value of its properties’ mortgage notes using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates consider interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor and the time until maturity. Additionally, the Company considers current market rates and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. As of September 30, 2026 and December 31, 2025, the carrying value of the properties’ mortgage notes disclosed above excludes unamortized deferred financing costs and mortgage discounts of $5.7 million and $3.3 million, respectively.
Recent Accounting Pronouncements
There were no recently issued or adopted accounting pronouncements during the nine months ended September 30, 2026 that are expected to materially impact the Company.

Note 3: Investments in Real Estate
Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2026	December 31, 2025
Buildings and improvements	$546,486	$286,033
Land	155,558	109,289
Total	702,044	395,322
Accumulated depreciation	(17,357)	(7,847)
Investment in real estate, net	$684,687	$387,475
Acquisitions
The Company acquired the following properties during the nine months ended September 30, 2026 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Property Type	Acquisition Date	Purchase Price (1)
Winslow Bay Commons	99%	1	Charlotte, NC	Community shopping center	May 12, 2026	$60,971
Oracle Crossings	80%	1	Tucson, AZ	Grocery-anchored shopping center	May 28, 2026	54,570
1890 Ranch	99%	1	Austin, TX	Community shopping center	June 3, 2026	126,264
Grand Canyon Crossing	99%	1	Phoenix, AZ	Community shopping center	September 25, 2026	60,019
		4				$301,824
The Company acquired the following properties during the year ended December 31, 2025 ($ in thousands):

Property Name	Ownership Interest	Number of Properties	Location	Property Type	Acquisition Date	Purchase Price (1)
Oak Grove Shoppes	80%	1	Orlando, FL	Grocery-anchored shopping center	January 17, 2025	$40,181
Deer Valley Towne Center	99%	1	Phoenix, AZ	Community shopping center	August 1, 2025	34,032
Rio Hill Shopping Center	80%	1	Charlottesville, VA	Grocery-anchored shopping center	October 30, 2025	52,200
Springs Plaza Shopping Center	80%	1	Bonita Springs, FL	Grocery-anchored shopping center	December 5, 2025	34,229
		4				$160,642
_________
(1)Purchase price includes transaction costs and other acquisition-related adjustments.

The following table summarizes the purchase price allocation for the properties acquired during the nine months ended September 30, 2026 ($ in thousands):

September 30, 2026
Buildings and improvements	$255,884
Land	46,269
In-place lease intangibles	41,335
Above-market lease intangibles	1,908
Below-market lease intangibles	(44,239)
Discount on assumed mortgage	667
Total purchase price	$301,824
The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2025 ($ in thousands):

December 31, 2025
Buildings and improvements	$124,222
Land	35,021
In-place lease intangibles	28,991
Above-market lease intangibles	472
Below-market lease intangibles	(28,064)
Total purchase price	$160,642
The weighted-average amortization periods for lease intangible assets and liabilities acquired in connection with the Company’s acquisitions during the nine months ended September 30, 2026 and the year ended December 31, 2025 were as follows (in years):

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
In-place lease intangibles	5.3	8.0
Above-market lease intangibles	5.8	6.1
Below-market lease intangibles (1)	27.7	26.0
_________
(1)Amortization period assumes the exercise of any below-market lease options.
Note 4. Investments in Real Estate-Related Securities
As of September 30, 2026 and December 31, 2025, the Company’s investments primarily consist of real estate-related securities, including shares of common stock of publicly listed REITs, real estate-related preferred securities and real estate-related debt securities. As described in Note 2, the Company records its investments in real estate-related securities at fair value on its consolidated balance sheets.

The following table summarizes the Company’s investments in real estate-related securities ($ in thousands):

	Equity Securities (1)	Debt Securities (1)	Total
Balance as of December 31, 2025	$24,054	$14,080	$38,134
Additions	37,548	9,253	46,801
Dispositions	(34,685)	(3,652)	(38,337)
Unrealized gains (losses) on changes in fair value of real estate-related securities, net	49	(913)	(864)
Realized gains on sale of real estate-related securities, net	1,914	31	1,945
Balance as of September 30, 2026	$28,880	$18,799	$47,679
_________
(1)Equity securities primarily represent common stock of publicly-traded REITs, as well as real estate-related preferred securities. Debt securities represent real estate-related debt securities.
The following table summarizes the components of realized and unrealized gains from real estate-related securities, net during the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unrealized gains (losses), net	$(3,376)	$541	$(864)	$2,351
Realized gains, net	455	342	1,945	491
Dividend and interest income (1)	487	596	1,363	1,391
Total	$(2,434)	$1,479	$2,444	$4,233
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
Note 5: Intangibles
Lease intangibles are amortized over the remaining lease terms from which they were derived. The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities consisted of the following ($ in thousands):

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease intangible assets
In-place lease	$106,909	$(25,793)	$81,116
Above-market lease	3,083	(642)	2,441
Total intangible assets	$109,992	$(26,435)	$83,557

Lease intangible liabilities
Below-market lease	$(97,574)	$5,626	$(91,948)
Total intangible liabilities	$(97,574)	$5,626	$(91,948)

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease intangible assets
In-place lease	$65,836	$(13,118)	$52,718
Above-market lease	1,236	(320)	916
Total intangible assets	$67,072	$(13,438)	$53,634

Lease intangible liabilities
Below-market lease	$(53,389)	$2,484	$(50,905)
Total intangible liabilities	$(53,389)	$2,484	$(50,905)
The estimated future amortization on the Company’s lease intangibles for each of the next five years and thereafter as of September 30, 2026 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Intangibles
2026 (remaining)	$6,076	$166	$(1,608)
2027	20,812	582	(6,315)
2028	15,750	437	(6,092)
2029	11,361	364	(5,810)
2030	8,376	323	(5,647)
2031	5,632	256	(5,332)
Thereafter	13,109	313	(61,144)
	$81,116	$2,441	$(91,948)
Note 6: Other Assets and Liabilities
The following table summarizes the components of other assets ($ in thousands):

	September 30, 2026	December 31, 2025
Straight-line rent receivable	$3,193	$1,066
Receivables - property	3,097	2,660
Leasing costs, net	2,911	896
Deposits on real estate acquisitions	1,000	—
Interest rate swap asset	988	—
Prepaid expenses	567	—
Tenant inducement costs, net	365	395
Receivables - real estate-related securities	244	303
Other	107	101
Prepaid financing costs (1)	415	15
Total	$12,887	$5,436
_________
(1)Costs paid in advance relate to future property-related financing. Such costs are not amortized until the related borrowing is made.

The following table summarizes the components of accounts payable, accrued expenses and other liabilities ($ in thousands):

	September 30, 2026	December 31, 2025
Subscriptions received in advance	$18,110	$19,150
Accounts payable and accrued expenses	5,435	3,876
Real estate taxes payable	3,467	845
Prepaid rent	2,050	976
Accrued interest expense	1,729	1,114
Security deposits - property	1,509	804
Distribution payable (1)	1,340	833
Leasing commissions payable	733	—
Other	—	81
Total	$34,373	$27,679
_________
(1)Distribution payable as of September 30, 2026 and December 31, 2025 includes $0.4 million and $0.3 million, respectively, representing distributions declared on shares held by the Advisor.
Note 7: Mortgage Notes and Secured Credit Facility
Mortgage notes
The following is a summary of the non-recourse mortgage notes secured by the Company’s properties ($ in thousands):

			Outstanding balance as of
Indebtedness	Interest Rate	Maturity Date	September 30, 2026	December 31, 2025
Marketplace at Highland Village	6.13%	October 1, 2034	$23,155	$23,155
Des Peres Corners	6.02%	August 1, 2034	23,160	23,160
Village on Pooler Parkway	6.14%	October 1, 2034	20,400	20,400
Bridgepointe Shopping Center	5.69%	January 1, 2035	70,000	70,000
Oak Grove Shoppes	5.88%	February 1, 2032	24,300	24,300
Deer Valley Towne Center	5.31%	November 1, 2030	18,850	18,850
Rio Hill Shopping Center	5.38%	November 1, 2032	33,296	33,296
Springs Plaza Shopping Center (1)	SOFR + 175 bps	December 5, 2030	21,900	21,900
Oracle Crossings	4.88%	January 6, 2029	27,390	—
1890 Ranch	5.27%	July 1, 2031	75,000	—
Winslow Bay Commons	5.45%	June 1, 2031	36,720	—
Grand Canyon Crossing	5.93%	October 1, 2033	36,000	—
Total loans secured by real estate			410,171	235,061
Deferred financing costs, net			(5,104)	(3,305)
Mortgage discount, net			(582)	—
Mortgage notes, net			$404,485	$231,756
_________
(1)    The Company entered into an interest rate swap on December 5, 2025 maturing on November 1, 2030, which fixed the interest rate at 5.24%.

The following table details the future principal payments due under the mortgage notes as of September 30, 2026 ($ in thousands):

Year	Mortgage Notes
2026 (remaining)	$152
2027	623
2028	651
2029	25,964
2030	40,750
2031	111,720
Thereafter	230,311
Total future principal payments	$410,171
The Company is subject to various financial and operational covenants under certain of its mortgage notes. The Company was in compliance with all of its loan covenants as of September 30, 2026.
Secured Credit Facility
On March 25, 2026, Cohen & Steers REIT Trading, LLC, a wholly owned subsidiary of the Company, entered into a secured credit facility (the “Facility”) with Bank of America. Borrowings under the Facility are secured by a pledge of eligible collateral within our real-estate related securities portfolio. The Facility bears interest at a rate equal to daily SOFR plus 1.10%, and is subject to an unused commitment fee of 0.45%. The Facility has a 360-day evergreen term and may be terminated by either party upon advance notice in accordance with its terms. On July 15, 2026, the Company entered into an amendment to the Facility that increased the aggregate commitments available under the Facility up to $25.0 million. As of September 30, 2026, there were no borrowings outstanding under the Facility.
The Company is subject to various financial and operational covenants under the Facility. The Company was in compliance with all of its Facility covenants as of September 30, 2026.
Note 8: Leases
Lessor
Income from fixed lease payments for operating leases is recognized on a straight-line basis over the non-cancelable term of the lease and is considered to be the fixed component of the operating leases. The variable components primarily consist of the reimbursement of operating expenses such as real estate taxes, insurance and common area maintenance costs.
Lease income related to operating leases recognized and included in the consolidated statements of operations is as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease income — fixed	$12,463	$5,949	$30,467	$16,675
Lease income — variable	3,974	2,008	9,729	5,637
Total operating lease income (1)	$16,437	$7,957	$40,196	$22,312
_________
(1)The table above does not include above- and below-market intangible lease amortization of $1.2 million and $2.8 million for the three and nine months ended September 30, 2026 and $0.4 million and $1.3 million for the three and nine months ended September 30, 2025, respectively (see Note 5).
To the extent the Company has a significant concentration of revenues from any single tenant, the inability of that tenant to make its rent payments could have an adverse effect on the Company. There were no tenants that made up over 10% of the Company’s aggregate Annualized Base Rent (“ABR”) as of September 30, 2026 or September 30, 2025.

The following table presents the undiscounted future minimum rents the Company expects to receive for its properties as of September 30, 2026 ($ in thousands):

Year	Future Minimum Rents
2026 (remaining)	$12,863
2027	50,795
2028	45,901
2029	38,805
2030	31,849
2031	25,350
Thereafter	79,484
Total	$285,047
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
Pursuant to an Amended and Restated Expense Limitation and Reimbursement Agreement, by and between the Company and the Advisor (the “Expense Limitation and Reimbursement Agreement”), until the earlier of (1) December 31, 2026 or (2) the month that the Company’s aggregate net asset value is at least $750.0 million (the “Limitation Period”), the Advisor has contractually agreed to waive its fees and/or reimburse expenses on the Company’s behalf so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized or, if a lower expense limit is then in effect, such lower limit). The Company has agreed to repay these amounts, when and if requested by the Advisor, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) within three years after the date the Advisor waived or reimbursed such fees or expenses. Any Excess Expense (as defined in the Expense Limitation and Reimbursement Agreement) will not be recognized as an expense until it is probable that the Company will reimburse the Advisor for such cost. This arrangement cannot be terminated prior to the Limitation Period without the consent of the Board, including a majority of independent directors. “Specified Expenses” includes all expenses attributable to the Company’s operations, excluding organizational and offering costs, and the following exceptions: (i) the management fee, (ii) the performance participation interest, (iii) the stockholder servicing fees, (iv) property-level expenses, (v) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated investments, (vi) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vii) taxes and (viii) extraordinary expenses (as determined in the sole discretion of the Advisor). The Company incurred general and administrative expenses (other than stock compensation expense) during the three months ended September 30, 2026 and 2025 of approximately $0.5 million and $0.4 million, respectively, and $1.5 million and $1.7 million during the nine months ended September 30, 2026 and 2025, respectively. Pursuant to the Expense Limitation and Reimbursement Agreement, the Advisor reimbursed $0.01 million and $0.1 million of these Specified Expenses during the three months ended September 30, 2026 and 2025, respectively, and $0.4 million and $1.0 million during the nine months ended September 30, 2026 and 2025, respectively. These amounts exceeded the contractual limitation of 0.50% of net assets (annualized) and, accordingly, were not recognized in the Company’s consolidated statements of operations. As of September 30, 2026, the due from affiliate amount of $17 thousand represents amounts yet to be reimbursed by the Advisor to the Company. The Company recorded stock compensation expense of $47 thousand for each of the three months ended September 30, 2026 and 2025, respectively, and $141 thousand and $126 thousand during the nine months ended September 30, 2026 and 2025, respectively, which reflects the amortization of the restricted share awards granted to the independent directors.

The Company incurred general and administrative expenses (other than stock compensation expense) of approximately $6.9 million from February 21, 2023 (the date the registration statement for the Company’s Initial Public Offering was declared effective by the SEC) through September 30, 2026. Pursuant to the Expense Limitation and Reimbursement Agreement, approximately $4.5 million of these expenses are reimbursable by the Advisor and are thus not reflected as general and administrative expenses in the Company’s consolidated statements of operations since, as of September 30, 2026, it is not probable that the Company’s Specified Expenses will be less than 0.5% of net assets (annualized) within three years after the month in which the Specified Expenses were incurred and deemed reimbursable.
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
The following table details the upfront selling commissions, dealer manager fees, investment professional stockholder servicing fees and dealer stockholder servicing fees for each applicable share class sold in the Offering and the Private Placement Offering. No upfront selling commissions or dealer manager fees will be paid with respect to purchases of Class P shares, Class B shares, Class M-I shares, Class R-I shares, Class I shares or Class F-I shares or shares of any class sold pursuant to the Company’s distribution reinvestment plan. As of September 30, 2026, the Company had accrued stockholder servicing fees of $0.5 million related to Class R-S shares sold. Such fees are recorded as a reduction to additional paid-in capital with a corresponding liability included in due to affiliates on the Company’s consolidated balance sheets. The Company did not have any accrued stockholder servicing fees as of December 31, 2025.

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

Due to Affiliate
The following table details the Company’s expenses that are due to its Advisor or its affiliates ($ in thousands):

	September 30, 2026	December 31, 2025
Organization and offering costs	$12,138	$10,774
Stockholder servicing fees	493	—
Accrued performance participation allocation	369	10
Management fees	307	170
Total	$13,307	$10,954
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
As of September 30, 2026, the Advisor and its affiliates had advanced approximately $12.1 million of organization and offering expenses on the Company’s behalf.
Management Fees
Certain affiliates of the Company, including the Advisor, receive fees (payable monthly) as compensation in connection with the ongoing management of the assets of the Company. The Advisor is paid a management fee equal to 1.25% of NAV per annum on Class T shares, Class S shares, Class D shares, Class I shares, Class R-I shares, Class R-S shares, Class M-I shares and Class M-S shares, 1.10% of NAV per annum on Class B shares, 1.00% of NAV per annum on Class F-I shares and 0.90% of NAV per annum on Class P shares (lower management fees will apply if amounts invested in Class P shares exceed certain thresholds, calculated excluding the amounts invested by Cohen & Steers). The management fee waiver period for Class P shares ended on January 31, 2025, and for Class T shares, Class S shares, Class D shares, Class I shares and Class F-I shares ended on April 30, 2025. The management fee will be paid, at the Advisor’s election, in cash, Class P shares or Class I shares of the Company or Class P units or Class I units of CNSREIT OP.
During the three months ended September 30, 2026 and 2025, the Company incurred management fees of $0.9 million and $0.5 million, respectively, and $2.2 million and $1.2 million during the nine months ended September 30, 2026 and 2025, respectively, which the Advisor has elected to receive in cash.
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
During the three months ended September 30, 2026 and 2025, the Company accrued performance participation allocation of $0.1 million and $0.01 million, respectively, and $0.4 million and $0.04 million during the nine months ended September 30, 2026 and 2025, respectively.

Note 10: Share Based Payments
The following table summarizes the grants, vesting and forfeitures of restricted common stock during the nine months ended September 30, 2026 ($ in thousands):

Restricted Shares	Shares	Grant Date Fair Value
Outstanding as of December 31, 2025	16,776	$187
Granted	15,630	187
Vested	(16,776)	(187)
Forfeiture	—	—
Outstanding as of September 30, 2026	15,630	$187
The following table summarizes the grants, vesting and forfeitures of restricted common stock during the nine months ended September 30, 2025 ($ in thousands):

Restricted Shares	Shares	Grant Date Fair Value
Outstanding as of December 31, 2024	18,132	$187
Granted	16,776	187
Vested	(18,132)	(187)
Forfeiture	—	—
Outstanding as of September 30, 2025	16,776	$187
Restricted Share Grants
The Company grants restricted Class I shares to its independent directors in accordance with its independent director compensation policy. On June 3, 2024 and July 1, 2025, the Company granted 6,044 and 5,592 restricted Class I shares, respectively, to each of its three independent directors. The shares, including any unvested shares granted under the distribution reinvestment plan, vested and became non-forfeitable on the one-year anniversary of the grant date. On July 1, 2026, the Company granted 5,210 restricted Class I shares to each of its three independent directors. Such shares, including any unvested shares issued under the distribution reinvestment plan, will vest and become non-forfeitable on the one-year anniversary of the grant date.
The Company recorded stock compensation expense of $47 thousand and $47 thousand during the three months ended September 30, 2026 and 2025, respectively, and $141 thousand and $126 thousand during the nine months ended September 30, 2026 and 2025, respectively, which reflected the amortization of the restricted share awards granted to the independent directors and was included in general and administrative expense in the consolidated statements of operations.

Note 11: Equity
Authorized Capital
As of September 30, 2026 and December 31, 2025, the Company was authorized to issue up to 3.4 billion shares, consisting of the following:

		September 30, 2026		December 31, 2025
Classification	Par Value per Share	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Preferred Stock	$0.01	100,000,000	—	100,000,000	—
Class P Shares	$0.01	800,000,000	23,332,078	800,000,000	17,615,306
Class T Shares	$0.01	80,000,000	—	80,000,000	—
Class S Shares	$0.01	800,000,000	—	800,000,000	—
Class D Shares	$0.01	160,000,000	—	160,000,000	—
Class I Shares	$0.01	600,000,000	590,653	600,000,000	115,243
Class F-T Shares	$0.01	20,000,000	—	20,000,000	—
Class F-S Shares	$0.01	200,000,000	—	200,000,000	—
Class F-D Shares	$0.01	40,000,000	—	40,000,000	—
Class F-I Shares	$0.01	100,000,000	2,781,281	100,000,000	1,397,246
Class B Shares	$0.01	38,000,000	2,770,894	38,000,000	—
Class R-I Shares	$0.01	45,000,000	714,442	45,000,000	—
Class R-S Shares	$0.01	45,000,000	533,895	45,000,000	—
Class M-I Shares	$0.01	180,000,000	162,699	180,000,000	—
Class M-S Shares	$0.01	240,000,000	—	240,000,000	—
Total		3,448,000,000	30,885,942	3,448,000,000	19,127,795

Common Stock
The following tables detail the movement in the Company’s outstanding shares of common stock:

	Three Months Ended September 30, 2026
	Class I	Class F-I	Class P	Class B	Class R-I	Class R-S	Class M-I	Total
Beginning balance, June 30, 2026	139,669	2,047,438	22,649,304	1,636,313	505,021	256,883	3,139	27,237,767
Common stock issued	449,550	715,220	550,401	1,123,793	205,299	274,104	159,018	3,477,385
Distribution reinvestment	1,434	18,623	132,373	10,788	4,122	2,908	542	170,790
Repurchase of common stock	—	—	—	—	—	—	—	—
Ending balance, September 30, 2026	590,653	2,781,281	23,332,078	2,770,894	714,442	533,895	162,699	30,885,942

	Nine Months Ended September 30, 2026
	Class I	Class F-I	Class P	Class B	Class R-I	Class R-S	Class M-I	Total
Beginning balance, December 31, 2025	115,243	1,397,246	17,615,306	—	—	—	—	19,127,795
Common stock issued	471,882	1,359,721	5,424,944	2,757,294	707,493	530,512	162,157	11,414,003
Distribution reinvestment	3,528	48,117	386,685	13,600	6,949	3,383	542	462,804
Repurchase of common stock	—	(23,803)	(94,857)	—	—	—	—	(118,660)
Ending balance, September 30, 2026	590,653	2,781,281	23,332,078	2,770,894	714,442	533,895	162,699	30,885,942
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

The following tables present the aggregate distributions per share declared for each applicable class of common stock:

	Three Months Ended September 30, 2026
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.1305	$—	$0.1305
Class F-I Common Stock	0.1305	—	0.1305
Class P Common Stock	0.1305	—	0.1305
Class B Common Stock	0.1305	—	0.1305
Class R-I Common Stock	0.1305	—	0.1305
Class R-S Common Stock	0.1305	(0.0259)	0.1046
Class M-I Common Stock	0.1305	—	0.1305

	Nine Months Ended September 30, 2026
	Gross Distributions	Stockholder Servicing Fee (1)	Net Distribution
Class I Common Stock	$0.3915	$—	$0.3915
Class F-I Common Stock	0.3915	—	0.3915
Class P Common Stock	0.3915	—	0.3915
Class B Common Stock	0.3915	—	0.3915
Class R-I Common Stock	0.3915	—	0.3915
Class R-S Common Stock	0.3480	(0.0663)	0.2817
Class M-I Common Stock	0.1740	—	0.1740
_________
(1)Stockholder servicing fees only apply to Class T, Class S, Class D, Class R-S and Class M-S shares. For purposes of calculating NAV, the Company recognizes the stockholder servicing fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, the Company accrues the full cost of the stockholder servicing fee as an offering cost at the time Class T, Class S, Class D, Class R-S and Class M-S shares are sold. As of September 30, 2026, the Company had accrued stockholder servicing fees of $0.5 million associated with the sale of Class R-S shares. As of September 30, 2025, the Company had not sold any Class T, Class S, Class D, Class R-S and Class M-S shares and therefore, had not incurred any stockholder servicing fees.
The Company declared distributions of $3.9 million and $2.4 million during the three months ended September 30, 2026 and 2025, respectively, and $9.8 million and $6.6 million during the nine months ended September 30, 2026 and 2025, respectively.

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
There were no repurchase requests during the three months ended September 30, 2026, and accordingly the Company did not repurchase any shares of common stock pursuant to its share repurchase plan. During the nine months ended September 30, 2026, the Company repurchased 118,660 shares of common stock for a total of $1.4 million. During the three and nine months ended September 30, 2025, the Company repurchased 20,882 and 62,356 shares of common stock for a total of $0.2 million and $0.7 million, respectively. The Company satisfied all repurchase requests during the nine months ended September 30, 2026 and 2025.
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

The following table sets forth the total assets by segment as of September 30, 2026 ($ in thousands):

Segment	September 30, 2026	December 31, 2025
Real estate	$795,327	$453,651
Real estate-related securities	48,949	38,784
Total reportable segment assets	$844,276	$492,435
Reconciliation to consolidated total assets:
Other (corporate)	22,172	21,971
Total assets	$866,448	$514,406
The following table provides the total financial results by segment for the three months ended September 30, 2026 ($ in thousands):

	Three Months Ended September 30, 2026
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$17,618	$—	$17,618
Total revenues	17,618	$—	$17,618

Property operating (1)	(5,244)	—	$(5,244)
Realized and unrealized losses from real estate-related securities, net	—	(2,434)	$(2,434)
Other income	796	14	810
Segment net operating income (loss)	$13,170	$(2,420)	$10,750
Depreciation and amortization			$(9,888)
Other income			113
General and administrative			(502)
Management fees			(896)
Interest expense			(5,631)
Performance participation allocation			(105)
Net loss			$(6,159)
Net income attributable to non-controlling interests			328
Net loss attributable to common stockholders			$(6,487)
_________
(1)Property operating expenses include real estate taxes, routine repairs and maintenance expenses, property management fees, insurance expenses and other property-level expenses. Such expenses are not provided regularly to the Company’s chief operating decision makers.

The following table provides the total financial results by segment for the three months ended September 30, 2025 ($ in thousands):

	Three Months Ended September 30, 2025
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$8,376	$—	$8,376
Total revenues	8,376	—	$8,376

Property operating (1)	(2,820)	$—	$(2,820)
Realized and unrealized gains from real estate-related securities, net	—	$1,479	$1,479
Other income	54	72	126
Segment net operating income	$5,610	$1,551	$7,161
Depreciation and amortization			$(4,177)
Other income			70
General and administrative			(300)
Management fees			(473)
Interest expense			(2,430)
Performance participation allocation			(14)
Net loss			$(163)
Net income attributable to non-controlling interests			74
Net loss attributable to common stockholders			$(237)
_________
(1)Property operating expenses include real estate taxes, routine repairs and maintenance expenses, property management fees, insurance expenses and other property-level expenses. Such expenses are not provided regularly to the Company’s chief operating decision makers.

The following table provides the total financial results by segment for the nine months ended September 30, 2026 ($ in thousands):

	Nine Months Ended September 30, 2026
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$43,010	$—	$43,010
Total revenues	43,010	—	43,010

Property operating (1)	(12,561)	—	(12,561)
Realized and unrealized gains from real estate-related securities, net	—	2,444	2,444
Other income	1,444	27	1,471
Segment net operating income	$31,893	$2,471	$34,364
Depreciation and amortization			$(22,586)
Other income			366
General and administrative			(1,263)
Management fees			(2,157)
Interest expense			(13,456)
Performance participation allocation			(369)
Net loss			$(5,101)
Net income attributable to non-controlling interests			241
Net loss attributable to common stockholders			$(5,342)
_________
(1)Property operating expenses include real estate taxes, routine repairs and maintenance expenses, property management fees, insurance expenses and other property-level expenses. Such expenses are not provided regularly to the Company’s chief operating decision makers.

The following table provides the total financial results by segment for the nine months ended September 30, 2025 ($ in thousands):

	Nine Months Ended September 30, 2025
	Real Estate	Real Estate-Related Securities	Total
Revenues
Rental revenue	$23,597	$—	$23,597
Total revenues	23,597	—	23,597

Property operating (1)	(7,939)	—	(7,939)
Realized and unrealized gains from real estate-related securities, net	—	4,233	4,233
Other income	166	79	245
Segment net operating income	$15,824	$4,312	$20,136
Depreciation and amortization			$(11,453)
Other income			509
General and administrative			(823)
Management fees			(1,171)
Interest expense			(7,227)
Performance participation allocation			(39)
Net loss			$(68)
Net income attributable to non-controlling interests			285
Net loss attributable to common stockholders			$(353)
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
Fundraising
As part of the Offering, subsequent to September 30, 2026, and through November 10, 2026, the Company had issued and sold shares for gross proceeds of $4.4 million, including proceeds received pursuant to our distribution reinvestment plan.

Subsequent to September 30, 2026, and through November 10, 2026, as part of the Private Placement Offering, the Company issued and sold shares for gross proceeds of $25.5 million, including shares issued pursuant to our distribution reinvestment plan.
Investing
On October 8, 2026, the Company closed on the acquisition of Manchester Village, an open air shopping center in Rock Hill, South Carolina, a submarket of Charlotte, North Carolina. The acquisition was made through a programmatic joint venture with The Sterling Organization, LLC in which the Company has a 99% interest. The acquisition was made at a $32.5 million purchase price, subject to closing costs and customary prorations. The acquisition was partially financed with a $19.5 million 5-year fixed-rate loan. The loan has a fixed interest rate of 5.78% and is interest-only throughout the term.

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
Overview
We are a Maryland corporation formed on July 18, 2022. We were formed to invest primarily in high-quality, stabilized real estate assets within the United States (“U.S.”). We also invest, to a lesser extent, in real estate-related securities (including listed real estate investment trusts (“REITs”)), preferred equity and debt instruments. We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:
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
On February 21, 2023, the SEC declared effective our registration statement for our initial public offering of up to $3.0 billion in shares of common stock (the “Initial Public Offering”). Our Initial Public Offering terminated upon the commencement of our second public offering, which we commenced on January 30, 2026 (the “Second Public Offering” and together with the Initial Public Offering, the “Offering”). Pursuant to the Offering, we are offering on a continuous basis up to $3.0 billion in shares of common stock, consisting of up to $2.4 billion in shares in our primary offering and up to $0.6 billion in shares pursuant to the distribution reinvestment plan. We are offering any combination of our Class T shares, Class S shares, Class D shares, Class I shares and Class F-I shares, with a dollar value up to the maximum offering amount. Class F-I shares are offered to all investors through June 30, 2026, following which Class F-I shares are only being offered to certain eligible investors as determined by the Company in its sole discretion and through our distribution reinvestment plan. We are not currently offering any of our Class F-T shares, Class F-S shares or Class F-D shares in any offering.
The Company is also conducting a private offering of its Class P, Class B, Class R-I, Class R-S, Class M-I and Class M-S shares (the “Private Placement Offering”) to certain persons that are accredited investors, as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder and to Cohen & Steers and its affiliates (for Class P shares only). Certain of the Private Placement Offering shares are not subject to upfront selling commissions, dealer manager fees, stockholder servicing fees and/or performance participation. The shares sold in the Company’s Private Placement Offering are not being offered to the public. In addition to its $0.2 million investment in Class I shares, Cohen & Steers has committed to invest $124.8 million through the Advisor in Class P shares for an aggregate investment of $125.0 million. As of November 10, 2026, the Company had received cumulative net proceeds of $374.8 million from selling shares as part of our Offering and Private Placement Offering, including proceeds received pursuant to our distribution reinvestment plan, of which $105.8 million represented net proceeds from sales of Class P shares to the Advisor. The Company can call the remaining $19.0 million of the Advisor’s $124.8 million commitment to purchase Class P shares at any time.
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
Q3 Highlights
Capital Raising
•As part of the Offering, during the three months ended September 30, 2026, we received cumulative net proceeds of $14.0 million, including proceeds received pursuant to our distribution reinvestment plan.
•As part of the Private Placement Offering, during the three months ended September 30, 2026, we received cumulative net proceeds of $30.0 million, including proceeds received pursuant to our distribution reinvestment plan, from the sale of shares of our Class P, Class B, Class R-I, Class R-S and Class M-I common stock.

Investments
•On September 25, 2026, we completed the purchase of a community shopping center in Phoenix, Arizona, commonly known as Grand Canyon Crossing, through our programmatic joint venture with The Sterling Organization, LLC (“Sterling”). Through our ownership interest in the joint venture, we indirectly own a 99% interest in the property. The total purchase price was $60.0 million, including acquisition costs. The acquisition was partially financed with a $36.0 million seven-year fixed-rate loan. The loan has a fixed interest rate of 5.93% and is interest-only throughout the term.
Financing
•On March 25, 2026, Cohen & Steers REIT Trading, LLC, a wholly owned subsidiary of the Company, entered into a secured credit facility (the “Facility”) with Bank of America. The Facility initially provided for aggregate commitments of up to $15.0 million and bears interest at a rate equal to daily SOFR plus 1.10%, and is subject to an unused commitment fee of 0.45%. Borrowings under the Facility are secured by eligible collateral within the Company's real estate-related securities portfolio. On July 15, 2026, the Company amended the Facility to increase aggregate commitments to up to $25.0 million.
Operating Results
•We declared monthly distributions totaling $3.9 million during the three months ended September 30, 2026.
Portfolio
Investments in Real Estate
The following table provides information regarding our real estate properties as of September 30, 2026:

Investment	Ownership Interest	Number of Properties	Location	Property Type	Acquisition Date	Sq. Ft. (in thousands)	Occupancy
Marketplace at Highland Village	99%	1	Dallas, TX	Community shopping center	January 22, 2024	207	98%
Des Peres Corners	80%	1	St. Louis, MO	Grocery-anchored shopping center	July 25, 2024	121	91%
Village on Pooler Parkway	99%	1	Savannah, GA	Community shopping center	September 18, 2024	142	100%
Bridgepointe Shopping Center	99%	1	San Mateo, CA	Community shopping center	December 20, 2024	227	100%
Oak Grove Shoppes	80%	1	Orlando, FL	Grocery-anchored shopping center	January 17, 2025	142	98%
Deer Valley Towne Center	99%	1	Phoenix, AZ	Community shopping center	August 1, 2025	159	97%
Rio Hill Shopping Center	80%	1	Charlottesville, VA	Grocery-anchored shopping center	October 30, 2025	286	99%
Springs Plaza Shopping Center	80%	1	Bonita Springs, FL	Grocery-anchored shopping center	December 5, 2025	195	99%
Winslow Bay Commons	99%	1	Charlotte, NC	Community shopping center	May 12, 2026	268	97%
Oracle Crossings	80%	1	Tucson, AZ	Grocery-anchored shopping center	May 28, 2026	265	96%
1890 Ranch	99%	1	Austin, TX	Community shopping center	June 3, 2026	442	99%
Grand Canyon Crossing	99%	1	Phoenix, AZ	Community shopping center	September 25, 2026	309	99%
		12				2,763

The following table details the expiring leases at our real estate properties by annualized base rent (“ABR”) as of September 30, 2026 ($ in thousands):

Year	Number of Expiring Leases	Annualized Base Rent (1)	% of total Annualized Base Rent Expiring
2026 (remaining)	5	$408	1%
2027	32	3,891	8%
2028	36	5,205	11%
2029	59	8,537	18%
2030	42	6,328	13%
2031	46	4,996	10%
2032	32	4,545	9%
2033	28	3,819	8%
2034	21	3,429	7%
2035	10	681	1%
Thereafter	28	6,536	14%
Total	339	$48,375	100%
_________
(1)Annualized base rent represents the annualized monthly contractual base rent for our properties. ABR is presented on a pro-rata ownership basis.
Investments in Real Estate-Related Securities
The following table details our investments in real estate-related securities as of September 30, 2026 ($ in thousands):

	September 30, 2026
Type of Real Estate-Related Securities	Cost Basis	Fair Value
Common stock of publicly-listed REITs	$27,726	$27,062
Real estate-related debt securities	19,488	18,799
Preferred securities	1,995	1,818
Total Investments in real estate-related securities	$49,209	$47,679

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	$	2026	2025	$
Revenues
Rental revenue	$17,618	$8,376	$9,242	$43,010	$23,597	$19,413
Total revenues	17,618	8,376	9,242	43,010	23,597	19,413
Expenses
Property operating	5,244	2,820	2,424	12,561	7,939	4,622
General and administrative	502	300	202	1,263	823	440
Management fees	896	473	423	2,157	1,171	986
Performance participation allocation	105	14	91	369	39	330
Depreciation and amortization	9,888	4,177	5,711	22,586	11,453	11,133
Total expenses	16,635	7,784	8,851	38,936	21,425	17,511
Other income (expense), net
Realized and unrealized gains (losses) from real estate-related securities, net	(2,434)	1,479	(3,913)	2,444	4,233	(1,789)
Interest expense	(5,631)	(2,430)	(3,201)	(13,456)	(7,227)	(6,229)
Other income	923	196	727	1,837	754	1,083
Total other income (expense), net	(7,142)	(755)	(6,387)	(9,175)	(2,240)	(6,935)
Net loss	$(6,159)	$(163)	$(5,996)	$(5,101)	$(68)	$(5,033)
Net income attributable to non-controlling interests	328	74	254	241	285	(44)
Net loss attributable to common stockholders	$(6,487)	$(237)	$(6,250)	$(5,342)	$(353)	$(4,989)
Net loss per share of common stock - basic	$(0.22)	$(0.01)	$(0.21)	$(0.21)	$(0.02)	$(0.19)
Net loss per share of common stock - diluted	$(0.22)	$(0.01)	$(0.21)	$(0.21)	$(0.02)	$(0.19)
Weighted-average shares of common stock outstanding
Basic	29,678	17,964	11,714	25,136	16,679	8,457
Diluted	29,678	17,964	11,714	25,136	16,679	8,457
Rental Revenue, Property Operating Expenses, Depreciation and Amortization
The increase in rental revenues, property operating expenses and depreciation and amortization for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, was primarily attributable to the expanded portfolio. The current quarter’s results include operations from a total of 12 properties in the portfolio, one of which was acquired during the three months ended September 30, 2026, whereas the comparable period in 2025 included operational results from five properties, one of which was acquired during the three months ended September 30, 2025.

General and Administrative Expenses
The increase in general and administrative expenses for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, was primarily attributable to higher net assets. Pursuant to the Amended and Restated Expense Limitation and Reimbursement Agreement, by and between the Company and the Advisor (the “Expense Limitation and Reimbursement Agreement”), the Company’s recognition of general and administrative expenses is subject to a limitation based on a percentage of its net assets, with amounts in excess of the limitation reimbursed by the Advisor. As the Company’s net assets increased, the dollar amount of general and administrative expenses eligible for recognition under the expense limitation increased, resulting in a higher portion of such expenses being recognized by the Company.
Management Fees
The increase in management fee expense accrued during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 is due to the increase in the average NAV during the year. The Advisor is paid a management fee equal to 1.25% of NAV per annum on Class T shares, Class S shares, Class D shares, Class I shares, Class R-I shares, Class R-S shares, Class M-I shares and Class M-S shares, 1.10% of NAV per annum on Class B shares, 1.00% of NAV per annum on Class F-I shares and 0.90% of NAV per annum on Class P shares (lower management fees will apply if amounts invested in Class P shares exceed certain thresholds, calculated excluding the amounts invested by Cohen & Steers). The Advisor waived its management fee on shares issued in the Offering until January 31, 2025, and on shares issued in the Private Placement Offering until April 30, 2025.
Performance participation allocation
The increase in accrued performance participation allocation during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was driven by higher total return and higher assets under management subject to the performance participation allocation.

Other Income (Expense), Net
Other income (expense), net decreased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to interest expense incurred on mortgage financing across all 12 of our properties, four of which were acquired in 2026, and realized and unrealized losses from real estate‑related securities, net, reflecting a larger securities portfolio and weaker market performance during the current period. This was offset by interest income earned on cash balances and unrealized gains on derivative contracts. The decrease during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is primarily driven by unrealized losses from real estate‑related securities, net, reflecting a larger securities portfolio and weaker market performance during the current period. This was offset by interest income earned on cash balances, and unrealized gains on derivative contracts.
Net income attributable to non-controlling interests
The increase in the net income attributable to non-controlling interests for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily attributable to a higher promote paid to a joint venture partner during the current period. The decrease in the net income attributable to non-controlling interests for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily attributable to lower promote paid to a joint venture partner in the current period.

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
We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in a manner that we believe allows our operating results to reflect the specific characteristics of our business by adjusting for items we view as not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income, (ii) amortization of deferred financing costs, (iii) unrealized gains or losses from derivative contracts, net, (iv) gains or losses from changes in the fair value of real estate-related securities, (v) amortization of restricted share grants, (vi) performance participation allocation, (vii) amortization of above- and below-market lease intangibles and (viii) amounts attributable to non-controlling interests related to adjustments.
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

The following table presents a reconciliation of net loss attributable to common stockholders under GAAP to FFO and AFFO ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to common stockholders	$(6,487)	$(237)	$(5,342)	$(353)
Adjustments to arrive at FFO:
Depreciation and amortization	9,888	4,177	22,586	11,453
Amount attributable to non-controlling interests for above adjustments	(703)	(214)	(1,769)	(634)
FFO attributable to common stockholders	$2,698	$3,726	$15,475	$10,466
Adjustments to arrive at AFFO:
Straight-line rental income	(685)	(239)	(2,130)	(668)
Amortization of deferred financing costs	348	60	658	178
Unrealized gains from derivative contracts, net	(666)	—	(1,065)	—
Unrealized (gains) losses from real estate-related securities, net	3,376	(541)	864	(2,351)
Amortization of restricted share grants	47	47	141	126
Performance participation allocation	105	14	369	39
Amortization of above- and below-market lease intangibles, net	(1,181)	(417)	(2,814)	(1,283)
Amount attributable to non-controlling interests for above adjustments	294	38	688	103
AFFO attributable to common stockholders	$4,336	$2,688	$12,186	$6,610

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
•Liabilities include the fees payable to the Advisor and Cohen & Steers Securities, LLC (the “Dealer Manager”), any accrued performance participation allocation to Cohen & Steers Income Opportunities REIT Special Limited Partner LP (the “Special Limited Partner”), accounts payable, accrued operating expenses, mortgages, any portfolio-level credit facilities, subscriptions received in advance and other liabilities. NAV reflects the impact of our Expense Limitation and Reimbursement Agreement with the Advisor, pursuant to which the Advisor has agreed to waive and/or pay specified operating expenses so that such expenses do not exceed 0.50% of net assets (annualized) during the limitation period. Any excess expense waived or paid by the Advisor is not recognized as an expense in NAV until it is probable that we will reimburse the Advisor. We generally include the carrying amounts which approximate fair value due to their liquid and short-term nature. Mortgages and other long-term debt are valued at fair value on a monthly basis by an independent valuation services firm, typically utilizing a discounted cash flow analysis from a market participant perspective.

The following table provides a breakdown of the major components of our total NAV as of September 30, 2026 ($ and shares in thousands):

Components of NAV	September 30, 2026
Investment in real estate	$761,419
Investment in real estate-related securities	47,679
Cash and cash equivalents	14,669
Restricted cash	22,952
Other assets	6,802
Dividends payable	(1,339)
Other liabilities	(14,382)
Subscriptions received in advance	(18,110)
Mortgage notes, net of deferred financing costs	(397,637)
Secured credit facility	—
Accrued performance participation allocation	(369)
Management fee payable	(307)
Non-controlling interests in joint ventures	(29,869)
Net asset value	$391,508
Number of outstanding shares of common stock	30,886
The following table provides a breakdown of our total NAV and NAV per share of common stock by class as of September 30, 2026 ($ and shares in thousands, except per share data):

NAV per share	Class I	Class F-I	Class P (1)	Class B (1)	Class R-I (1)	Class R-S (1)	Class M-I (1)	Total
Net asset value	$7,227	$33,607	$299,585	$33,884	$8,735	$6,500	$1,970	$391,508
Number of outstanding shares	591	2,781	23,332	2,771	714	534	163	30,886
NAV Per Share as of September 30, 2026	$12.24	$12.08	$12.84	$12.23	$12.23	$12.17	$12.11
________
(1)Class P, Class B, Class R-I, R-S and M-I shares are not sold as a part of our public offering.
Consistent with our disclosure in the prospectus regarding our NAV calculation, our investments in real estate are initially valued at cost. Set forth below are the weighted averages of the key assumptions in the discounted cash flow methodology used in the September 30, 2026 valuation of our investments in real estate:

Property Type	Discount Rate	Exit Capitalization Rate
Community shopping center	7.80%	6.81%
Grocery-anchored shopping center	7.99%	6.73%

These assumptions are determined by our independent valuation advisor and reviewed by the Advisor. A change in these assumptions would impact the calculation of the value of our investments in real estate. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investments in real estate value:

Input	Hypothetical Change	Community Shopping Center Values	Grocery-Anchored Shopping Center Values
Discount Rate	0.25% decrease	1.85%	1.86%
(weighted average)	0.25% increase	(1.85)%	(1.86)%
Exit Capitalization Rate	0.25% decrease	2.16%	2.22%
(weighted average)	0.25% increase	(1.90)%	(2.07)%
The following table reconciles stockholders’ equity per our consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders’ Equity to NAV	September 30, 2026
Stockholders’ equity under GAAP	$301,521
Adjustments (1):
Advanced organization and offering costs (2)	12,138
Unrealized real estate and mortgage debt appreciation, net (3)	44,520
Accumulated depreciation and amortization (4)	35,633
Straight-line rent adjustment (5)	(2,792)
Accrued stockholder servicing fees (6)	488
NAV	$391,508
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
We will reimburse the Advisor for certain out-of-pocket expenses in connection with our operations. The Advisor has agreed to advance all of our organization and offering expenses on our behalf (other than upfront selling commissions and stockholder servicing fees) through the earlier of (i) December 31, 2026 or (ii) the month that our aggregate NAV is at least $750 million. We will reimburse the Advisor for all such advanced expenses ratably over the 60 months following such date. As of September 30, 2026 and December 31, 2025, the Advisor had incurred approximately $12.1 million and $10.8 million, respectively, of organization and offering expenses on our behalf.
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
On March 25, 2026, Cohen & Steers REIT Trading, LLC, a wholly owned subsidiary of the Company, entered into the Facility with Bank of America. The Facility has a 360-day evergreen term and may be terminated by either party upon advance notice in accordance with its terms. Borrowings under the Facility are secured by a pledge of eligible collateral within our real-estate related securities portfolio. On July 15, 2026, the Company entered into an amendment to the Facility that increased the aggregate commitments available under the Facility up to $25.0 million. As of September 30, 2026, there was no balance outstanding under this Facility. As of September 30, 2026, our real estate‑related securities portfolio totaled $47.7 million and consisted primarily of common stock of publicly traded REITs, as well as real estate‑related preferred and debt securities.
As of November 10, 2026, approximately $19.0 million of the Advisor’s $124.8 million commitment to purchase Class P shares remained outstanding. We may call all or a portion of this commitment at any time.
The following table provides a summary of the fixed-rate and variable-rate mortgage note indebtedness of our properties as of September 30, 2026 and December 31, 2025 ($ in thousands):

			Outstanding balance as of
Indebtedness	Interest Rate	Maturity Date	September 30, 2026	December 31, 2025
Marketplace at Highland Village	6.13%	October 1, 2034	$23,155	$23,155
Des Peres Corners	6.02%	August 1, 2034	$23,160	23,160
Village on Pooler Parkway	6.14%	October 1, 2034	$20,400	20,400
Bridgepointe Shopping Center	5.69%	January 1, 2035	$70,000	70,000
Oak Grove Shoppes	5.88%	February 1, 2032	$24,300	24,300
Deer Valley Towne Center	5.31%	November 1, 2030	$18,850	18,850
Rio Hill Shopping Center	5.38%	November 1, 2032	$33,296	33,296
Springs Plaza Shopping Center (1)	SOFR + 175 bps	December 5, 2030	21,900	21,900
Oracle Crossings	4.88%	January 6, 2029	$27,390	—
1890 Ranch	5.27%	July 1, 2031	$75,000	—
Winslow Bay Commons	5.45%	June 1, 2031	$36,720	—
Grand Canyon Crossing	5.93%	October 1, 2033	$36,000	—
Total loans secured by real estate			410,171	235,061
Deferred financing costs, net			(5,104)	(3,305)
Mortgage discount, net			(582)	—
Mortgage notes, net			$404,485	$231,756
_________
(1)    We entered into an interest rate swap on December 5, 2025 maturing on November 1, 2030, which fixed the interest rate at 5.24%.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash flows provided by operating activities	$12,987	$8,297
Cash flows used in investing activities	(285,199)	(84,685)
Cash flows provided by financing activities	280,213	86,118
Net increase in cash and cash equivalents and restricted cash	$8,001	$9,730
Cash flows provided by operating activities were approximately $13.0 million for the nine months ended September 30, 2026, primarily as a result of income generated from our investments in real estate and real estate-related securities. The increase was primarily attributable to the operation of 12 properties during the current period compared to six properties in the prior period.
Cash flows used in investing activities were $285.2 million for the nine months ended September 30, 2026, primarily due to our acquisitions of real estate and net purchases of real estate-related securities. The increase was primarily attributable to the acquisition of four properties during the current period compared to two properties acquired in the prior period.
Cash flows provided by financing activities were $280.2 million for the nine months ended September 30, 2026, primarily due to $115.8 million of proceeds from the issuance of common stock, $147.7 million of proceeds from property-level financing, and $18.1 million of proceeds from subscriptions received in advance. The increase is primarily attributable to increases in proceeds from property-level financing, the issuance of common stock and subscriptions received in advance.
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
The following table summarizes our distributions paid on our shares of common stock during the three and nine months ended September 30, 2026 ($ in thousands):

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash	$1,577	42%	$3,730	40%
Reinvested in shares	2,144	58%	5,600	60%
Total distributions	$3,721	100%	$9,330	100%
Source of Distributions
Cash flows from operating activities (1)	$3,721	100%	$9,330	100%
Total sources of distributions (2)	$3,721	100%	$9,330	100%
AFFO	$4,336		$12,186
_________
(1)During the nine months ended September 30, 2026 we received cash flows from operating activities of $13.0 million.
(2)Our inception-to-date cash flows from operating activities have funded 100% of our distributions to stockholders through September 30, 2026.

The following table summarizes our distributions declared and paid on our shares of common stock during the three and nine months ended September 30, 2025 ($ in thousands):

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash (1)	$1,446	62%	$3,363	51%
Reinvested in shares	904	38%	3,217	49%
Total distributions	$2,350	100%	$6,580	100%
Source of Distributions
Cash flows from operating activities	$2,350	100%	$6,580	100%
Total sources of distributions (2)	$2,350	100%	$6,580	100%
AFFO	$2,688		$6,610
_________
(1)Distributions payable in cash include distributions declared and paid in cash of $0.7 million and $2.6 million during the three and nine months ended September 30, 2025, respectively.
(2)During the three and nine months ended September 30, 2025 we received cash flows from operating activities in the amounts of $3.6 million and $8.3 million, respectively.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
For information regarding the potential risks and uncertainties associated with our business, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and under the heading “Risk Factors” in our prospectus dated April 17, 2025, as supplemented.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered sales of equity securities
Certain issuances of the Company's unregistered equity securities during the three months ended September 30, 2026 were previously disclosed in the Company's prior filings with the Securities and Exchange Commission. During the three months ended September 30, 2026, the Company issued the following shares ($ in thousands):

Common Shares	Number of Shares Sold	Aggregate Consideration
Class P	550,401	$6,945
Class B	1,123,793	$13,490
Class R-I	205,299	$2,465
Class R-S (1)	274,104	$3,308
Class M-I	159,018	$1,908
_________
(1)    Aggregate consideration includes upfront selling commissions of approximately $19 thousand.
The offer and sale of these shares were exempt from the registration provisions of the Securities Act pursuant to Section 4(a)(2) and Regulation D promulgated thereunder.

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
During the three months ended September 30, 2026, we did not receive any repurchase requests and accordingly, did not repurchase any shares of our common stock pursuant to our share repurchase plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (Unaudited), (ii) the Consolidated Statements of Operations (Unaudited), (iii) the Consolidated Statements of Changes in Equity (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (Unaudited)

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

Cohen & Steers Income Opportunities REIT, Inc.

November 10, 2026	By:	/s/ James S. Corl
Date		James S. Corl
Chief Executive Officer, President & Chief Investment Officer (Principal Executive Officer)

November 10, 2026	By:	/s/ Arjun Mahalingam
Date		Arjun Mahalingam
Chief Financial Officer & Treasurer (Principal Financial Officer and Principal Accounting Officer)